Form 10-K/A
period 2019-12-31
TFF Pharmaceuticals, Inc.
filed 2020-04-29
CIK 1733413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares of the registrant’s common stock outstanding as of April 22, 2020 was 18,671,658.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2019 of TFF Pharmaceuticals, Inc., filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2020 (the “Original Form 10-K”). The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K.  Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below and the reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof, which has been amended to reflect the filing of these new certifications. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to TFF Pharmaceuticals, Inc. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Form 10-K.

CAUTIONARY NOTICE

All statements in this Amendment that are not historical are forward-looking statements within the meaning of Section 21E of the Exchange Act. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in the Original Form 10-K, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Our views and the events, conditions and circumstances on which these future forward-looking statements are based, may change.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below are the names, ages and positions of our officers and directors as of the date of this report:

Name	Age	Position with the Company
Glenn Mattes	62	President, Chief Executive Officer and Director
Kirk Coleman	47	Chief Financial Officer
Brian Windsor, Ph.D.	53	Chief Science Officer and Director
Aaron Fletcher, Ph.D. (b), (c)	39	Chairman of the Board, Independent Director
Robert S. Mills (c)	67	Independent Director
Stephen C. Rocamboli (a), (b)	48	Independent Director
Harlan Weisman, M.D. (b), (c)	67	Independent Director
Randy Thurman (a)	69	Independent Director
Malcolm Fairbairn (a)	58	Independent Director

(a) Member of the Audit Committee of our Board.

(b) Member of the Compensation Committee of our Board.

(c) Member of the Nominating and Corporate Governance Committee of our Board.

Set forth below is biographical information for each our officers and directors as of the date of this report and a summary of the specific qualifications, attributes, skills and experiences which led our Board to conclude that each director should serve on our Board. There are no family relationships among any of the directors or executive officers of the Company.

Glenn Mattes has served as our President and Chief Executive Officer and a member of our Board since May 1, 2018. From December 2015 to April 2018, Mr. Mattes was Chief Executive Officer of Cornovus, Inc., a late stage-clinical stage company focused on the development of therapies for end stage congestive heart failure. Mr. Mattes has also served as chairman of the board of directors of Cornovus from December 2015 to date. From April 2011 to July 2014, Mr. Mattes was Chief Executive Officer of Arno Therapeutics, Inc., a clinical stage company focused on oncology therapeutics. From March 2003 to April 2011, Mr. Mattes served as President of Tibotec Therapeutics, Inc., a wholly-owned subsidiary of Johnson & Johnson engaged in the development of oncological therapeutics. Since May 2018, Mr. Mattes has also served as an Operating Partner of Revival Healthcare Capital, a private equity firm focused on investment and buy-out opportunities in the healthcare industry. Mr. Mattes has over 30 years of experience in the pharmaceutical industry, including several senior executive positions and manager level positions in the fields of product development and marketing. Mr. Mattes serves on the board of directors of several pharmaceutical companies, including Advantagene, Inc. and Deck Therapeutics, Inc. Mr. Mattes has also served as a senior healthcare advisor to The Gores Group, a private equity investment firm since May 2015.

We believe that Mr. Mattes’ valuable perspective and experience as our President and Chief Executive Officer, considerable experience in the pharmaceuticals industry and extensive leadership skills qualify him to serve on our Board.

Kirk. Coleman has served as our Chief Financial Officer since January 2018. Since 2012, Mr. Coleman also served as an executive officer of Steelhead Capital Management, LLC and Bios Partners, LP, a venture capital firm focused on investment in early-stage and growth-stage biotech and medical device companies. From 1998 to 2008, Mr. Coleman was Treasurer for EFO Holdings, LP, a family office. Mr. Coleman has over 20 years of experience in venture capital investments. Mr. Coleman received a BBA in Accounting from Texas Christian University in 1995.

Brian Windsor, Ph.D. has served as a member of our Board since January 2018 and as our Chief Science Officer since September 2019. Between January 2018 and September 2019, Dr. Windsor provided consulting services to us in the area of science and technology. Dr Windsor is currently the President, Chief Executive Officer and a member of the board of directors of Lung Therapeutics, Inc., or LTI, which positions he has held since July 2013. From November 2009 to March 2013, Dr. Windsor served as President of Enavail, LLC, a specialty pharmaceutical manufacturing company, where he oversaw all aspects of the company’s pharmaceutical drug development. Before joining Enavail, Dr. Windsor directed portfolio company management for Emergent Technologies, Inc., an early stage technology venture creation and management company, where he served as Managing Director or President for ten portfolio companies. He holds a Ph.D. in Molecular Biology from The University of Texas at Austin, is an invited speaker for both scientific and technology transfer events, and is an inventor on multiple patents and patent applications.

We believe that Dr. Windsor’s significant experience as chief executive officer in pharmaceutical companies, including LTI, and significant experience with pharmaceutical drug development qualifies him to serve on our Board.

Aaron Fletcher, Ph.D. has served as a member of our Board since January 2018 and has served as the Chairman of the Board since December 2018. Since 2012, Dr. Fletcher has served as founder and President of Bios Research, a financial services firm that provides public equity research in the healthcare industry tailored to institutional firms and large family offices. Since 2014, Dr. Fletcher has also served as Managing Partner of Bios Partners, LP, a venture capital firm focused on investment in early-stage and growth-stage biotech and medical device companies. Dr. Fletcher also serves as a director of LTI, Actuate Therapeutics, AbiliTech Medical, CogRx Therapeutics and SWK Holdings Corporation (OTCQB: SWKH). Dr. Fletcher holds a Ph.D. in Biochemistry from Colorado State University and serves as a visiting professor at Dallas Baptist University. Dr. Fletcher has worked as an independent consultant for the biotech/healthcare equity industry for over ten years.

We believe that Dr. Fletcher’s significant experience and knowledge of the pharmaceutical industry as a research analyst, venture investor and academic qualifies him to serve on our Board.

Robert S. Mills has served as a member of our Board since January 2018. Mr. Mills also served as our President and Chief Executive Officer from January 2018 to May 1, 2018, and also served as the Executive Chairman of our Board from January 2018 to December 2018. Mr. Mills has served as the founder and President of RSM Consulting, LLC since January 1, 2015 and as the chairman of the board of directors of LTI since May 7, 2015. From August 2011 to December 2014, Mr. Mills was President and Chief Executive Officer of SPL Pharmaceuticals, the leading manufacturer of heparin and pancreatin, until its sale to a Chinese pharmaceutical company. Mr. Mills also served as a member of the board of directors of SPL Pharmaceuticals from 2011 to 2014. From May 2010 to February 2011, Mr. Mills served as President and as a member of the board of directors of Qualitest Pharmaceuticals, which was acquired by Endo Pharmaceuticals for $1.2 billion. From 2006 to 2010, Mr. Mills served as President and Chief Operating/Executive Officer and as a member of the board of directors of Columbia Laboratories, Inc., which has since been renamed Juniper Pharmaceuticals, Inc. (NASDAQ: CBRX). Mr. Mills was recognized as a finalist for Entrepreneur of the Year for New Jersey in 2009 by Ernst and Young. Mr. Mills holds a B.S. Degree from Grove City College and numerous graduate business credits from Temple University.

We believe that Mr. Mills’ significant experience as chief executive officer in various pharmaceutical companies and his service on several other boards, including the board of LTI, qualifies him to serve on our Board.

Stephen C. Rocamboli has served as a member of our Board since December 2018. Mr. Rocamboli has served as Chief Business Officer, General Counsel and Corporate Secretary of Advantagene, Inc., d/b/a Candel Therapeutics, a privately held immuno-oncology company based in Needham, Massachusetts, since April 2015. Between 2010 and April 2015, Mr. Rocamboli served as general partner of Integrin Partners, LLC, a consulting firm providing corporate development and strategic transaction advisory and general counsel services to life science companies, investors and entrepreneurs. Between 2010 and 2012, Mr. Rocamboli also served as partner of Beijing International Group, an international affiliate of Integrin Partners. Between 2014 and 2015, Mr. Rocamboli also served as Special Counsel to Wyrick Robbins Yates & Ponton, LLP, focusing on life sciences transactions. Between 2008 and 2018, Mr. Rocamboli was a co-founder and served as President of Pear Tree Pharmaceuticals, a development stage pharmaceutical company focused on the development and commercialization of innovative pharmaceuticals that address the unique unmet needs of aging women and women with breast cancer until its sale to Daré Bioscience, Inc. Prior to joining Pear Tree, Mr. Rocamboli was Senior Managing Director and General Counsel of Paramount BioCapital and its affiliated companies between 2004 and 2007, and was Deputy General Counsel of Paramount from 1999 to 2004. During his tenure at Paramount he was also Partner at Orion Biomedical Fund. Mr. Rocamboli has served as a member of the board of directors of several public and private life sciences companies, including Foresight Biotherapeutics (sold to Shire Pharmaceuticals in 2015) and currently serves as a member of the board of directors of two privately held life sciences companies in New York. Mr. Rocamboli received his B.A. degree from The State University of New York at Albany and his J.D. from Fordham University School of Law.

We believe that Mr. Rocamboli’s significant experience and knowledge of the pharmaceutical industry as a counsel and entrepreneur, and his service on other corporate boards, qualifies him to serve on our Board.

Harlan Weisman, M.D. has served as a member of our Board since December 2018. Since January 2020, Dr. Weisman has been Chairman and Chief Executive Officer of Flame Biosciences, Inc, a clinical stage company focused on the research, development and commercialization of transformative therapies for inflammation-driven cancers and other inflammatory conditions. Since 2012, Dr. Weismann has also been Managing Director of And-One Consulting, LLC, which is engaged in the business of advising medical product companies, investment firms, and government and non-government healthcare organizations in formulating and implementing strategies for driving innovation in healthcare products and services. Since 2014, Dr. Weisman has also served as Executive Chairman of the Board of 3DBio Therapeutics, a company using 3D bioprinting technology to develop whole tissue implants that fully integrate into body. From February 2016 through 2019, Dr. Weisman served as co-founder and Chief Scientific Officer for Mycrobiomics, a company developing counseling and educational material to help consumers to understand the microbiome and improve their health and well-being. Between December 2012 and December 2013, Dr. Weisman was Chairman and Chief Executive Officer of Coronado Biosciences, a biopharmaceutical company developing novel immunotherapies for autoimmune diseases and cancer. Between 2012 and 2019, Dr. Weisman served on the Board of Directors of ControlRad, Inc, a medical device company developing technology to reduce radiation exposure during fluoroscopic procedures. Dr. Weisman also serves on the Board of Directors of Caelum Biosciences, Inc. Since 2012, Dr. Weisman has also been a senior advisor to CRG, an investment management firm making structured debt and equity investments in healthcare companies. Since 2016, Dr. Weisman has been a venture advisor to the Israel Biotech Fund, which invests and develops clinical-stage biotechnology companies based in Israel. From 2010 to 2016, Dr. Weisman served on the Board of Governors of the Patient Centered Outcomes Research Institute, established by the U.S. Congress as part of the Patient Protection and Affordable Care Act of 2010. Dr. Weisman was the Chief Science and Technology Officer of the Johnson & Johnson Medical Devices and Diagnostics Group from 2006 to 2012, and served as Chairman of the J&J Worldwide R&D Council. Dr. Weisman was Company Group Chairman, J&J Pharmaceutical Research & Development, from 2004 to 2006.

We believe that Dr. Weismann’s significant education and experience in the field of healthcare qualifies him to serve on our Board.

Randy Thurman has served as a member of our Board since April 2019. Mr. Thurman has been a senior advisor and operating partner for private equity funds since 2008, having co-led nearly $2 billion in acquisitions, debt transactions and equity investments in life sciences, industrial, IT and service companies in the United States and Europe. He currently serves as Senior Advisor for BC Partners and is an Adjunct Professor — Finance at Merrimack College Graduate School. Between 2000 and 2007, Mr. Thurman was the founder, Chair and Chief Executive Officer of Viasys Healthcare, Inc., which was a diversified, research-based medical technology company with global revenue over $700 million. Mr. Thurman led Viasys Healthcare, Inc. through a successful initial public offering until its acquisition by Cardinal Health in 2007. Prior to that, he served as Chairman of the Board and Chief Executive Officer of Corning Life Sciences Inc. and President, Chief Executive Officer and Director of Rhone-Poulenc Rorer Pharmaceuticals Inc. (now Aventis). In 2007, Mr. Thurman was named an Entrepreneur of the Year by Ernst & Young. Mr. Thurman served as a fighter pilot in the United States Air Force and Air National Guard from 1971 to 1992. Mr. Thurman received his B.A. degree in Economics from Virginia Polytechnic Institute, earned an M.A. in management from Webster University and is a graduate of the USAF Air Command and Staff Leadership College.

We believe that Mr. Thurman’s significant experience as chief executive officer and director of pharmaceutical companies qualifies him to serve on our Board.

Malcolm Fairbairn has served as a member of our Board since January 2020. Mr. Fairbairn is the founder of Ascend Capital, a $3.5 billion long/short equity fund for which he served as Chief Executive Officer and Chief Investment Officer from January 1999 to December 2018. Prior to founding Ascend Capital, Mr. Fairbairn was a Managing Director of Citadel Investment Group. Mr. Fairbairn holds an MBA from Harvard Business School and an MS and BS in Chemical Engineering from MIT.

We believe that Mr. Fairbairn’s significant experience in finance and investing experience, in addition to significant leadership and strategic planning skills, qualifies him to serve on our Board.

Corporate Governance

Audit Committee

Our Audit Committee consists of Randy Thurman, Stephen Rocamboli and Malcolm Fairbairn, with Mr. Thurman serving as Chairperson. The composition of our Audit Committee meets the requirements for independence under current Nasdaq Stock Market listing standards and SEC rules and regulations. Each member of our Audit Committee meets the financial literacy requirements of the Nasdaq Stock Market listing standards. Mr. Thurman is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act.

Process for Stockholders to Send Communications to our Board of Directors

Because we have always maintained open channels of communication with our stockholders, we do not have a formal policy that provides a process for stockholders to send communications to our Board. However, if a stockholder would like to send a communication to our Board, please address the letter to the attention of our corporate secretary, Kirk Coleman, and it will be distributed to each director.

Compensation Committee Interlocks and Insider Participation

None of our independent directors, Aaron Fletcher, Ph.D., Robert S. Mills, Stephen C. Rocamboli, Harlan Weisman, M.D., Randy Thurman or Malcolm Fairbairn, is currently or has been at any time one of our officers or employees, except for Mr. Mills’ service as an interim executive officer from January 2018 to December 2018. None of our executive officers currently serves, or has served during the last year, as a member of the board or compensation committee of any entity that has one or more executive officers serving as a member of our Board.

Section 16(A) Beneficial Ownership Reporting Compliance

Rules adopted by the SEC under Section 16(a) of the Exchange Act require our officers and directors, and persons who own more than 10% of the issued and outstanding shares of our equity securities, to file reports of their ownership, and changes in ownership, of such securities with the SEC on Forms 3, 4 or 5, as appropriate. Such persons are required by the regulations of the SEC to furnish us with copies of all forms they file pursuant to Section 16(a).

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than 10% of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2019.

Code of Conduct

We have adopted a code of conduct for all employees, including the chief executive officer, principal financial officer and principal accounting officer or controller, and/or persons performing similar functions, which is available on our website, under the link http://ir.tffpharma.com/corporate-governance.

Limitation of Liability of Directors and Indemnification of Directors and Officers

The Delaware General Corporation Law provides that corporations may include a provision in their certificate of incorporation relieving directors of monetary liability for breach of their fiduciary duty as directors, provided that such provision shall not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payment of a dividend or unlawful stock purchase or redemption, or (iv) for any transaction from which the director derived an improper personal benefit. Our certificate of incorporation provides that directors are not liable to us or our stockholders for monetary damages for breach of their fiduciary duty as directors to the fullest extent permitted by Delaware law. In addition to the foregoing, our certificate of incorporation provides that we shall indemnify directors, officers, employees or agents to the fullest extent permitted by law and we have agreed to provide such indemnification to each of our executive officers and directors by way of written indemnification agreements.

The above provisions in our certificate of incorporation and bylaws and in the written indemnity agreements may have the effect of reducing the likelihood of derivative litigation against directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their fiduciary duty, even though such an action, if successful, might otherwise have benefited us and our stockholders. However, we believe that the foregoing provisions are necessary to attract and retain qualified persons as directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to or earned by our chief executive officer and our two other highest paid executive officers for the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Total
Glenn Mattes, CEO	2019	$316,667	$200,000	$1,338,959	$1,855,626
	2018	$293,750	$150,000	$736,764	$1,180,514

Kirk Coleman, CFO	2019	$203,912	$78,000	$639,846	$921,758
	2018	$105,963	$-	$-	$105,963

Brian Windsor, Ph.D., CSO	2019	$150,000	$-	$177,381	$327,381
	2018	$146,875	$-	$109,720	$256,595

The dollar amounts in the Option Awards columns above reflect the values of options as of the grant date for the years ended December 31, 2019 and 2018, in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 9 to our audited consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the SEC on March 27, 2020.

Narrative Disclosure to Summary Compensation Table

Mattes Employment Agreement

We entered into an agreement with Mr. Mattes dated April 23, 2018. Mr. Mattes served as our President and Chief Executive Officer pursuant to that agreement until December 20, 2018, at which time we entered into a superseding agreement with Mr. Mattes described below. We paid Mr. Mattes at the rate of $25,000 per month under the April 2018 agreement. Mr. Mattes was also eligible to receive a bonus of up to $150,000 for calendar year 2018, based on performance parameters set by our Board. Mr. Mattes received his full $150,000 bonus for 2018. The April 2018 agreement contained customary provisions relating to intellectual property assignment, confidentiality and indemnification

We have also entered into an executive employment agreement dated December 20, 2018 with Mr. Mattes, which became effective, and replaced and superseded the April 2018 agreement, upon the close of our initial public offering in October 2019. Pursuant to Mr. Mattes’ executive employment agreement, he continues to serve as our President and Chief Executive Officer. We have agreed to pay Mr. Mattes at the rate of $33,333 per month under the agreement, commencing upon the close of the IPO. Mr. Mattes is also eligible to receive a bonus of up to 50% of his base salary, commencing with calendar year 2019, based on performance parameters set by our Board, and is also eligible for participation in our incentive compensation plans. Mr. Mattes received his full $200,000 bonus for 2019. Mr. Mattes’ executive employment agreement entitles him to reasonable and customary health insurance and other benefits, at our expense, and a severance payment in the amount of 12 months of his base salary in the event of his termination by us without cause or his resignation for good reason, as such terms are defined in the executive employment agreement. Mr. Mattes’ executive employment agreement is an “at will” agreement subject to termination by either party at any time and for any reason. The agreement contains customary provisions relating to intellectual property assignment, confidentiality and indemnification.

In the first half of 2018, we granted Mr. Mattes options to purchase up to 200,000 shares of our common stock at an exercise price of $2.50 per share. The options vested and became exercisable on May 1, 2019. On September 26, 2018, we granted Mr. Mattes options to purchase up to an additional 413,023 shares of our common stock at an exercise price of $2.50 per share. Those options vest and first become exercisable as to 103,255 shares on the first anniversary of the date of grant, with the remaining 309,768 shares vesting in 12 equal quarterly installments; provided that the vesting of the option shares will accelerate and those options held by Mr. Mattes will become fully vested upon a Change in Control, as defined in our 2018 Plan. In addition, we agreed to grant Mr. Mattes, upon the close of our IPO, stock options that increased his beneficial ownership of our common stock, on a fully diluted basis after giving effect to the close of IPO and the conversion of our Series A preferred stock, to 5% of our then outstanding common stock. Following the close of our IPO in the fourth quarter of 2019, we granted Mr. Mattes options to purchase 358,082 shares of our common stock at an exercise price of $5.00 per share.

Coleman Employment Agreement

From January 2018 to February 2019, Mr. Coleman was compensated for his services as our Chief Financial Officer at the hourly rate of $150 per hour. Effective as of February 15, 2019, we entered into an employment agreement with Mr. Coleman pursuant to which we have agreed to pay Mr. Coleman at the rate of $16,666 per month, which was amended as of December 1, 2019 to increase Mr. Coleman’s salary to $21,666 per month. Mr. Coleman is eligible to receive a bonus of up to 30% of his base salary, commencing with calendar year 2019, based on performance parameters set by our Board, and is also eligible for participation in our incentive compensation plans. Mr. Coleman received his full $60,000 bonus for 2019. Mr. Coleman’s employment agreement entitles him to reasonable and customary health insurance and other benefits, at our expense. Mr. Coleman’s employment agreement is an “at will” agreement subject to termination by either party at any time and for any reason. The agreement contains customary provisions relating to intellectual property assignment, confidentiality and indemnification.

In connection with his employment agreement, we granted Mr. Coleman options to purchase up to 150,000 shares of our common stock at an exercise price of $2.50 per share. The options vest and first become exercisable as to 37,500 shares on the first anniversary of the date of grant, with the remaining 112,500 options vesting thereafter in 12 equal quarterly installments. In addition, we agreed to grant Mr. Coleman, upon the close of our IPO, stock options that increased his beneficial ownership of our common stock, on a fully diluted basis after giving effect to the close of IPO and the conversion of our Series A preferred stock, to 1.22% of our then outstanding common stock. Following the close of our IPO in the fourth quarter of 2019, we granted Mr. Coleman options to purchase 77,883 shares of our common stock at an exercise price of $5.00 per share.

In December 20, 2019, we granted Mr. Coleman additional options to purchase 50,000 shares of our common stock at an exercise price of $5.16 per share. Those options vest and first become exercisable as to 12,500 shares on the first anniversary of the date of grant, with the remaining 37,500 shares vesting in 12 equal quarterly installments

Windsor Employment Agreement

Dr. Windsor serves as our Chief Science Officer pursuant to a Consulting Agreement effective as of January 24, 2018, as amended. Between January 2018 and September 2019, Dr. Windsor was compensated at the rate of $115,000 per year, which was increased to $150,000 per year in September 2019. The agreement has a term of five years; however, we may terminate the agreement for any reason on 180 days prior written notice.

In April 2018, we granted Dr. Windsor options to purchase up to 20,000 shares of our common stock at an exercise price of $2.50 per share. The options vested and became exercisable one year after the date of grant. On September 26, 2018, we granted Dr. Windsor options to purchase up to an additional 72,012 shares of our common stock at an exercise price of $2.50 per share. Those options vest and first become exercisable as to 18,003 shares on the first anniversary of the date of grant, with the remaining 54,009 shares vesting in 12 equal quarterly installments; provided that the vesting of the option shares will accelerate and those options held by Dr. Windsor will become fully vested, upon a Change in Control, as defined in our 2018 Plan. In addition, we agreed to grant Dr. Windsor, upon the close of our IPO, options that increased his beneficial ownership of our common stock, on a fully diluted basis after giving effect to the close of the IPO and the conversion of our Series A preferred stock, to 0.75% of our then outstanding common stock. Following the close of our IPO in the fourth quarter of 2019, we granted Dr. Windsor options to purchase 47,417 shares of our common stock at an exercise price of $5.00 per share.

The employment agreements with our executive officers were unanimously approved by our full Board. No officer or employee of our Company was involved in the Board’s deliberation over the employment agreements of our executive officers, other than those directors who also serve as officers of our company, Mr. Mattes and Dr. Windsor.

Outstanding Equity Awards at December 31, 2019

Set forth below is information concerning the equity awards held by our named executive officers as of December 31, 2019.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable[1]	Option Exercise Price ($)	Option Expiration Date

Glenn Mattes	200,000	-	$2.50	05/01/2028
	129,069	283,954	$2.50	09/26/2028
	-	332,868	$5.00	10/28/2029
	-	25,214	$5.00	11/28/2029

Kirk Coleman	-	150,000	$2.50	04/11/2029
	-	71,963	$5.00	10/28/2029
	-	5,920	$5.00	11/28/2029
		50,000	$5.16	12/19/2029

Brian Windsor, Ph.D.	20,000	-	$2.50	04/06/2028
	22,503	49,509	$2.50	09/26/2028
	-	43,794	$5.00	10/28/2029
	-	3,623	$5.00	11/28/2029

Compensation of Directors

We do not compensate any of our executive directors for their service as a director. We have adopted a non-employee director compensation policy pursuant to which our non-employee directors receive a quarterly $8,750 cash retainer, plus an additional $1,250 per quarter for serving as a chairman of any committee of the Board. Mr. Rocamboli has declined to accept any cash fees for his service on our Board. We also reimburse our independent directors for their reasonable expenses incurred in connection with attending meetings of our Board.

[1] With regard to unexercisable options, 25% of the option award vests and first becomes exercisable on the first anniversary of the date of grant, with the remaining 75% of the option award vesting in 12 equal quarterly installments thereafter.

Set forth below is a summary of the compensation we paid to our directors during the 12 months ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Aaron Fletcher, Ph.D.	$35,000	$175,719 (1)	$210,719
Robert S. Mills	$35,000	$9,381 (2)	$44,381
Stephen Rocamboli	$--	$177,381 (3)	$177,381
Harlan Weisman, M.D.	$39,000	$177,381 (4)	$216,381
Randy Thurman	$27,681	$177,381 (5)	$205,062
Malcolm Fairbairn (6)	$--	$--	$--

(1)	As of December 31, 2019, an entity affiliated with Dr. Fletcher held warrants to purchase 139,429 shares.
(2)	As of December 31, 2019, Mr. Mills held options to purchase 186,374 shares.
(3)	As of December 31, 2019, Mr. Rocamboli held options to purchase 139,429 shares.
(4)	As of December 31, 2019, Dr. Weisman held options to purchase 139,429 shares.
(5)	As of December 31, 2019, Mr. Thurman held options to purchase 139,429 shares.
(6)	Mr. Fairbairn was appointed to our Board in January 2020 and received no compensation during 2019.

The dollar amounts in the Option Awards columns above reflect the values of options as of the grant date for the years ended December 31, 2019 and 2018, in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 9 to our audited consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the SEC on March 27, 2020.

Equity Compensation Plan Information

The TFF Pharmaceuticals, Inc. 2018 Stock Incentive Plan, or the Plan, was originally adopted on January 24, 2018 and, at that time, we initially reserved 1,630,000 shares of our common stock under the Plan. However, upon completion of our initial public offering in October 2019, the number of shares reserved for issuance under the Plan increased to 3,284,480, representing 15% of our outstanding shares of our common stock calculated on a fully-diluted basis upon the close of our initial public offering. As of April 22, 2020, we have issued options to purchase 1,018,147 shares of common stock under the Plan.

The following table sets forth certain information as of December 31, 2019 about our stock plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options		(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	2,139,078	(1)	$3.46	1,145,402	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	2,139,078		$3.46	1,225,402

(1)	Represents shares issuable upon exercise of options granted under the TFF Pharmaceuticals, Inc. 2018 Stock Incentive Plan.
(2)	Represents shares available for issuance under the TFF Pharmaceuticals, Inc. 2018 Stock Incentive Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 22, 2020 by:

•	each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors, director nominees and executive officers; and
•	all directors, director nominees and executive officers as a group.

The beneficial ownership of each person was calculated based on 18,671,657 common shares issued and outstanding as of April 22, 2020. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness. Two or more persons might count as beneficial owners of the same share. Unless otherwise indicated, the address for each reporting person is 2600 Via Fortuna, Suite 360, Austin, Texas 78701.

Name of Director, Executive Officer or Director Nominees	Number of Shares		Percentage Owned
Glenn Mattes	374,883	(1)	2.0%
Kirk Coleman	47,875	(2)	*
Brian Windsor, Ph.D.	52,005	(3)	*
Aaron Fletcher, Ph.D.	115,755	(4)	*
Robert S. Mills	109,989	(5)	*
Stephen Rocamboli	28,754	(6)	*
Harlan Weisman, M.D.	33,754	(7)	*
Randy Thurman	28,003	(8)	*
Malcom Fairbairn	1,392,568	(9)	7.5%
Directors, nominees and executive officers as a group	2,154,505		11.2%

* Less than 1%.

Name and Address of 5% + Holders	Number of Shares	Percentage Owned
Lung Therapeutics, Inc. 2600 Via Fortuna, Suite 360 Austin, TX 78746	4,000,000	21.4%
Maestro Ventures, LP 10 Orinda View Road Orinda, CA 94563	1,317,568	7.1%

(1)	Includes 354,883 shares issuable upon exercise of currently exercisable options. Also, includes 10,000 shares held by Mr. Mattes’ spouse.
(2)	Includes 46,875 shares issuable upon exercise of currently exercisable options.
(3)	Includes 47,005 shares issuable upon exercise of currently exercisable options.
(4)	Includes 40,755 shares issuable upon exercise of currently exercisable warrants held by an entity affiliated with Dr. Fletcher.
(5)	Includes 47,005 shares issuable upon exercise of currently exercisable options.
(6)	Represents 28,754 shares issuable upon exercise of currently exercisable options.
(7)	Includes 28,754 shares issuable upon exercise of currently exercisable options.
(8)	Includes 23,003 shares issuable upon exercise of currently exercisable options.
(9)	Includes 1,317,568 shares held by Maestro Ventures, LP and 75,000 shares held by Valley High, LP. Mr. Fairbairn is a controlling person of both entities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Since January 1, 2018, we have not entered into any transactions where the amount exceeded the lesser of $120,000 or one percent (1%) of the average of our total assets as of December 31, 2019 and 2018 with any of our directors, officers, beneficial owners of five percent or more of our common shares, any immediate family members of the foregoing or entities of which any of the foregoing are also officers or directors or in which they have a material financial interest, other than the compensatory arrangements with our executive officers and directors described elsewhere in this Report and as described below.

We were incorporated under the laws of the state of Delaware on January 24, 2018 by Lung Therapeutics, Inc., or LTI. In March 2018, we completed a Series A preferred stock financing with third-party investors, at which time we acquired certain of LTI’s non-core intellectual property rights and other assets all of which related to our TFF platform, in exchange for 4,000,000 shares of our common stock, which had a deemed value at the time of $10 million based on the $2.50 per share price of our Series A preferred stock. LTI is an early-stage company focused on the development of certain technologies in the pulmonary field. LTI currently provides us with office space and certain administrative services and equipment for no charge, from time to time on an as-needed basis, and three of our directors, Aaron Fletcher, Ph.D., Robert Mills and Brian Windsor, Ph.D., are members of the board of directors of LTI.

Except as set forth above, we have not entered into any transactions with any of our directors, officers, beneficial owners of five percent or more of our common shares, any immediate family members of the foregoing or entities of which any of the foregoing are also officers or directors or in which they have a material financial interest, other than the compensatory arrangements described elsewhere in this prospectus. We have adopted a policy that any transactions with directors, officers, beneficial owners of five percent or more of our common stock, any immediate family members of the foregoing or entities of which any of the foregoing are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of our Board.

Director Independence

Our Board may establish the authorized number of directors from time to time by resolution. Our Board currently consists of eight (8) authorized members. Generally, under the listing requirements and rules of the Nasdaq Stock Market, independent directors must comprise a majority of a listed company’s board of directors. Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Our Board has determined that, other than Mr. Mattes and Dr. Windsor, by virtue of their executive officer positions, none of our director nominees has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq Stock Market. In making this determination, our Board considered the current and prior relationships that each nonemployee director nominee has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each nonemployee director nominee. Accordingly, a majority of our directors are independent, as required under applicable Nasdaq Stock Market rules, as of the date of this Report. With regard to Robert Mills, our Board determined that Mr. Mills is independent notwithstanding his service as an officer of our company from January 2018 to December 2018 based on NASDAQ guidelines that allow for an independent director’s past service as an executive officer provided such service was an interim arrangement lasting less than one year.

Item 14.	Principal Accountant Fees and Services

Fees Incurred for Services by Principal Accountant

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2019 and 2018 by our independent registered public accounting firm, Marcum LLP (in thousands).

	2019	2018
Audit Fees (A)	$200,058	$124,414
Audit - Related Fees	-	-
Tax Fees	7,313	-
	$207,371	$124,414

(A)	The audit fee consisted of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with the statutory and regulatory filings or engagements and capital market financings.

Pre-Approval Policies and Procedures

The Audit Committee has responsibility for selecting, appointing, evaluating, compensating, retaining and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established policies and procedures in its charter regarding pre-approval of any audit and non-audit service provided to the Company by the independent registered public accounting firm and the fees and terms thereof.

The Audit Committee considered the compatibility of the provision of other services by its registered public accountant with the maintenance of their independence. The Audit Committee approved all audit services provided by Marcum in 2019 and 2018. Except for certain corporate tax compliance services, Marcum LLP did not perform any non-audit services in 2019 or 2018.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(c)       Exhibits

The exhibits to this Amendment No. 1 to Annual Report on Form 10-K/A are set forth below. The exhibit index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit.

Number	Exhibit Description	Method of Filing

1.1	Form of Underwriting Agreement	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on September 27, 2019.
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
4.1	Specimen Certificate representing shares of common stock of Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on September 27, 2019.
4.2	Warrant dated January 24, 2018 issued to Liquid Patent Consulting, LLC	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
4.3	Warrant dated March 13, 2018 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
4.4	Warrant dated March 22, 2018 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
4.5	Warrant dated May 16, 2019 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
4.6	Warrant dated May 23, 2019 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
4.7	Warrant dated October 29, 2019 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.
4.8	Warrant dated November 20, 2019 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.
10.1	Patent License Agreement dated July 8, 2015 between Lung Therapeutics, Inc. and The University of Texas at Austin	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

Number	Exhibit Description	Method of Filing

10.2*	TFF Pharmaceuticals, Inc. 2018 Stock Incentive Plan	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
10.3*	Amended and Restated Consulting Agreement dated December 20, 2018 between Robert Mills and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
10.4*	Consulting Agreement effective as of January 24, 2018 between Dr. Brian Windsor and the Registrant, as amended on December 20, 2018 and September 26, 2019	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on September 27, 2019
10.5*	Consulting Agreement dated April 23, 2018 between Glenn Mattes and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
10.6	Lease Agreement dated October 19, 2018	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
10.7*	Executive Employment Agreement dated December 20, 2018 between Glenn Mattes and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
10.8	Securities Purchase Agreement dated May 16, 2019 by and among the Registrant and the Buyers named therein	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
10.9	Amended and Restated Registration Rights Agreement dated May 16, 2019 by and among the Registrant and certain of its stockholders	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
10.10	Amendment No. 1 to Patent License Agreement dated November 30, 2018 between the Registrant and The University of Texas at Austin	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
10.11*	Employment Agreement dated February 15, 2019, by and between the Registrant and Kirk Coleman	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
21.1	List of Subsidiaries	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

Number	Exhibit Description	Method of Filing

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished as part of Registrant’s Annual Report on Form 10-K filed on March 27, 2020.
101.INS	XBRL Instance Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.
101.SCH	XBRL Taxonomy Extension Schema Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TFF PHARMACEUTICALS, INC.

Date: April 29, 2020	By:	/s/ Glenn Mattes
Glenn Mattes,
Chief Executive Officer