Form 10-Q
period 2020-03-31
TFF Pharmaceuticals, Inc.
filed 2020-05-14
CIK 1733413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 8, 2020, there were 18,671,658 outstanding shares of the common stock of TFF Pharmaceuticals, Inc.

TFF PHARMACEUTICALS, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TFF PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,731,010	$28,094,936
Prepaid assets and other current assets	859,064	1,092,462

Total assets	$26,590,074	$29,187,398

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,204,951	$410,638

Total current liabilities	1,204,951	410,638

Accrued research and development expense (see Note 5)	—	1,132,013

Total liabilities	1,204,951	1,542,651

Commitments and contingencies (see Note 4)

Stockholders’ equity (deficit):
Common stock; $0.001 par value, 45,000,000 shares authorized; 18,671,658 and 18,450,992 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	18,672	18,451
Additional paid-in capital	44,896,346	43,338,710
Accumulated other comprehensive loss	(20,283)	—
Accumulated deficit	(19,509,612)	(15,712,414)

Total stockholders’ equity	25,385,123	27,644,747

Total liabilities and stockholders’ equity	$26,590,074	$29,187,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019
Operating expenses:
Research and development	$2,235,542	$1,670,862
General and administrative	1,617,924	531,598
Total operating expenses	3,853,466	2,202,460

Loss from operations	(3,853,466)	(2,202,460)

Other income:
Interest income	56,268	19,645
Total other income	56,268	19,645

Net loss	(3,797,198)	(2,182,815)

Preferred stock dividend	—	(221,278)

Net loss applicable to common stockholders	(3,797,198)	(2,404,093)

Other comprehensive income (loss):
Foreign currency translation adjustments	(20,283)	—
Comprehensive loss	$(3,817,481)	$(2,182,815)

Net loss applicable to common stockholders per share, basic and diluted	$(0.20)	$(0.55)

Weighted average common shares outstanding, basic and diluted	19,008,611	4,400,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance, January 1, 2020	18,450,992	$18,451	$43,338,710	$-	$(15,712,414)	$27,644,747

Issuance of common stock for accrued research and development expense	220,666	221	1,131,792	-	-	1,132,013

Stock-based compensation	-	-	425,844	-	-	425,844

Foreign currency translation adjustment	-	-	-	(20,283)	-	(20,283)

Net loss	-	-	-	-	(3,797,198)	(3,797,198)

Balance, March 31, 2020	18,671,658	$18,672	$44,896,346	$(20,283)	$(19,509,612)	$25,385,123

Balance, January 1, 2019	4,000,000	$4,000	$596,724	$-	$(3,842,186)	$(3,241,462)

Stock-based compensation	-	-	121,226	-	-	121,226

Dividends on preferred stock	-	-	(221,279)	-	-	(221,279)

Net loss	-	-	-	-	(2,182,815)	(2,182,815)

Balance, March 31, 2019	4,000,000	$4,000	$496,671	$-	$(6,025,001)	$(5,524,330)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

Cash flows from operating activities:
Net loss	$(3,797,198)	$(2,182,815)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	425,844	121,226
Changes in operating assets and liabilities:
Prepaid assets	222,730	(28,390)
Accounts payable	796,208	(25,686)

Net cash used in operating activities	(2,352,416)	(2,115,665)

Cash flows from investing activities:
Net cash from investing activities	-	-

Cash flows from financing activities:
Net cash from financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	(11,510)	-

Net change in cash and cash equivalents	(2,363,926)	(2,115,665)

Cash and cash equivalents at beginning of period	28,094,936	10,261,671

Cash and cash equivalents at end of period	$25,731,010	$8,146,006

Supplemental disclosure of non-cash investing and financing activities:
Accrued offering costs	$-	$38,741
Accrued dividend	$-	$221,279
Issuance of common stock for accrued research and development expense	$1,132,013	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2020 and 2019

Note 1 – ORGANIZATION AND DESCRIPTION of business

TFF Pharmaceuticals, Inc. (the “Company”) was incorporated in the State of Delaware on January 24, 2018 by Lung Therapeutics, Inc. (“LTI”), at which time the Company and LTI entered into a Contribution and Subscription Agreement (“Contribution Agreement”) pursuant to which LTI agreed to transfer to the Company certain of LTI’s non-core intellectual property rights and other assets, including LTI’s rights under a patent license agreement with the University of Texas at Austin (see Note 5), in exchange for 4,000,000 shares of the Company’s common stock. The transactions under the Contribution Agreement closed in March 2018. LTI’s basis in such assets were minimal. LTI is an early-stage biotechnology company focused on the development of certain technologies in the pulmonary field. The Company’s initial focus is on the development of inhaled dry powder drugs to enhance the treatment of pulmonary diseases and conditions. In December 2019, the Company established a wholly-owned Australian subsidiary, TFF Pharmaceuticals Australia Pty Ltd (“TFF Australia”), in order to conduct clinical research. TFF Pharmaceuticals, Inc., along with TFF Australia, are collectively referred to as the “Company”. The Company is in the development stage and is devoting substantially all of its efforts toward technology research and development.

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

On March 11, 2020, the World Health Organization declared a novel strain of coronavirus disease (“COVID-19”) a global pandemic. We had expected to commence Phase 1 clinical trials our TFF formulation of Tacrolimus in Australia in the first quarter of 2020, and on March 13, 2020 we had received the approval of the Australian Human Research Ethics Committee to commence Phase 1 trials, however later in March 2020 our contract research organization in Australia informed us that because of the spread of the COVID-19 virus in Australia, there would be a delay in initiating the trial. As of the date of the filing of the Form 10-Q, we are unable to predict the length of the delay in the commencement of Phase 1 clinical trials in Australia. Any financial impact cannot be reasonably estimated at this time, but may materially affect our business and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

Note 2 - Liquidity and Management’s Plans

As of March 31, 2020, the Company had cash and cash equivalents of approximately $25,731,000 and a working capital of approximately $25,385,000. The Company has not generated revenues since inception and has incurred recurring operating losses. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development.

The Company expects to further increase its research and development activities, which will increase the amount of cash utilized subsequent to March 31, 2020. Specifically, the Company expects increased spending on research and development activities and higher payroll expenses as it increases its professional and scientific staff and continues to prepare for anticipated manufacturing activities. The Company currently believes its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2020 and 2019

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2020 and the results of operations, changes in stockholders’ equity and cash flows for the periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of TFF Pharmaceuticals, Inc. and its wholly-owned subsidiary, TFF Australia. All material intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency

The currency of TFF Australia, the Company’s international subsidiary, is in Australian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at each balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss).

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

Basic and Diluted Earnings per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive share equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. Since the Company has had net losses for all periods presented, all potentially dilutive securities are anti-dilutive. Basic weighted average shares outstanding for the three months ended March 31, 2020 and 2019 include 400,000 shares underlying a warrant to purchase common shares. As the shares underlying this warrant can be issued for little consideration (an aggregate exercise price of $0.01 per share), these shares are deemed to be issued for purposes of basic earnings per share.

TFF PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2020 and 2019

Note 3 - Summary of Significant Accounting Policies, continued

For the three months ended March 31, 2020 and 2019, the Company had the following potential common stock equivalents outstanding which were not included in the calculation of diluted net loss per common share because inclusion thereof would be anti-dilutive:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Stock Options	2,236,333	1,073,082
Series A Convertible Preferred Stock*	—	6,041,852
Warrants	1,076,463	658,212
	3,312,796	7,684,634

*	On an as-converted basis

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include the fair value of stock-based compensation and warrants and the valuation allowance against deferred tax assets and related disclosures. Actual results could differ from those estimates.

Recent Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). This ASU will require lessees to recognize a ROU asset and lease liability on the consolidated balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 supersedes the lease accounting requirements of ASC Topic 840, Leases. The Company adopted this standard on January 1, 2020, using the modified retrospective approach, which did not cause adjustments to prior comparative periods. The new standard provides a number of optional practical expedients in transition. The Company has elected the following "package of practical expedients" when assessing the transition impact as the lessee as of January 1, 2020: (1) not to reassess whether any expired or existing contracts, contain leases; (2) not to reassess the lease classification for any expired or existing leases; and (3) not to reassess initial direct costs for any existing leases. Leases with an initial term of 12 months or less are considered short-term leases and are not recorded on the balance sheet as the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has reviewed all contracts that may contain leases and have determined that there was no impact related to the adoption of ASU 2016-02 as the only contract that contains a lease is for office space in Doylestown, Pennsylvania, which is considered a short-term lease. See Note 4 for more information regarding the leased office space.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire   instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and effective for all other entities for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2020 and 2019

Note 3 - Summary of Significant Accounting Policies, continued

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance in this ASU expands the scope of ASC Topic 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. This guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and effective for all other entities for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In October 2018, the Company entered into a lease agreement for office space in Doylestown, Pennsylvania. The lease commenced on October 15, 2018 and the Company exercised a one-year lease renewal in October 2019 that will expire on October 31, 2020. The lease has an additional one-year option for renewal, and the base rent is $36,000 per year. The Company has determined that the lease agreement is considered a short-term lease under ASC 842 and has not recorded a right-of-use asset or liability. Short-term lease expense for the three months ended March 31, 2020 was $9,000.

Approximate future minimum lease payments required under the operating leases are as follows:

Year ending December 31,	Amount
2020 – Remaining	$21,000

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

NOTE 5 - LICENSE AND AGREEMENTS

In July 2015, the University of Texas at Austin (“UT”) granted to the Company’s former parent, LTI, an exclusive worldwide, royalty bearing license to the patent rights for the TFF platform in all fields of use, other than vaccines for which LTI received a non-exclusive worldwide, royalty bearing license to the patent rights for the TFF platform. In March 2018, LTI completed an assignment to the Company all of its interest to the TFF platform, including the patent license agreement with UT, at which time the Company paid UT an assignment fee of $100,000 in accordance with the patent license agreement. In November 2018, the Company and UT entered into an amendment to the patent license agreement pursuant to which, among other things, the Company’s exclusive patent rights to the TFF platform were expanded to all fields of use. The patent license agreement requires the Company to pay royalties and milestone payments and conform to a variety of covenants and agreements, and in the event of the Company’s breach of agreement, UT may elect to terminate the agreement. For the period ended December 31, 2018, the Company did not achieve any of the milestones and, as such, was not required to make any milestone payments. During the ended December 31, 2019, the Company achieved one milestone by gaining IND approval on first indication of a licensed product on November 24, 2019. The milestone fee associated with this achievement to be paid is $50,000 and the Company must issue UT common shares equal to 1% of the Company’s outstanding shares of common stock, on a fully diluted basis, as of 30 days after IND approval, which was December 24, 2019. The total amount of common shares due and payable on December 31, 2019 to UT were 220,666 common shares, which have a fair value of approximately $1,132,000 based on the closing stock price of $5.13 on December 24, 2019. As of December 31, 2019, the Company had not paid the $50,000 or issued the shares and has included the $50,000 in accounts payable and the share amount due as a research and development expense payable. The Company paid the $50,000 and issued the shares in January 2020. As of the date of these condensed consolidated financial statements, the Company is in compliance with the patent license agreement as all required amounts have been paid in accordance with the agreement.

TFF PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2020 and 2019

NOTE 5 - LICENSE AND AGREEMENTS, continued

In May 2018, the Company entered into a master services agreement and associated individual study contracts with ITR Canada, Inc. (“ITR”) to provide initial contract pre-clinical research and development services for the Company’s drug product candidates. The fees payable for pre-clinical research and development services under these study contracts totaled $1,790,000, with no minimum fee requirement. In January 2019, the Company cancelled all of the individual study contracts with ITR and entered into a contract with Canada Inc. (dba VJO Non-Clinical Development (“VJO”)) to complete additional pre-clinical research and development services in order to take advantage of eligible Canadian Tax Credits. The services related to the contract with VJO were sub-contracted to ITR under substantially the same terms as the initial contract with ITR, with fees payable for the services under this contract totaling $4,412,000, as amended. During the three months ended March 31, 2020 and 2019, the Company recorded research and development costs of approximately $779,000 and $273,000, respectively.

In April 2019, the Company entered into a master services agreement with Irisys, LLC to provide contract manufacturing services for one of the Company’s drug product candidates, Voriconazole. The fees payable for contract manufacturing services under this agreement total $1,954,000, as amended, with additional pass-through costs. During the three months ended March 31, 2020, the Company recorded costs associated with this agreement of approximately $341,000 as research and development costs.

In June 2019, the Company entered into a master services agreement with CoreRx to provide contract manufacturing services for one of the Company’s drug product candidates, Tacrolimus. The fees payable for contract manufacturing services under this agreement total $918,794, as amended, with additional pass-through costs. During the three months ended March 31, 2020, the Company recorded costs associated with this agreement of approximately $141,000 as research and development costs.

In August 2019, the Company entered into a master services agreement and associated individual study contracts with Conform Clinical Development, Inc. and its affiliate, Les Entreprises Envie Inc. (dba Envie Ventures), which sub-contracted with Inflamax Research Limited (dba Cliantha Research (“Cliantha”)) to perform a Phase 1 study of one of the Company’s drug candidates, Voriconazole. The fees payable for the services under this contract total approximately $1,413,000, as amended. During the three months ended March 31, 2020, the Company recorded costs associated with this contract of approximately $155,000 as research and development costs.

In January 2020, TFF Australia entered into a master consultancy agreement with Clinical Network Services Pty Ltd. (“CNS”) to provide initial contract clinical research and development services for the Company’s drug product candidates. The fees payable for clinical research and development services under these study contracts totaled AUD$809,818 (US$546,169 on the date of the agreement). During the three months ended March 31, 2020, the Company recorded research and development costs of approximately AUD$85,000 (US$56,000).

TFF PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2020 and 2019

NOTE 6 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

Prior to the close of the Company’s IPO, the Company was authorized to issue up to 10,000,000 shares of preferred stock, $0.001 par value, all of which had been designated as Series A Preferred Stock and had a stated value of $2.50 per share. All outstanding shares of Series A Preferred Stock converted to shares of the Company’s common stock, and all authorized and unissued shares of Series A Preferred Stock was extinguished, upon the close of the Company’s IPO in October 2019. As of March 31, 2020 and December 31, 2019, there are no shares of Series A Preferred Stock authorized, issued or outstanding. The Series A Preferred Stock ranked senior to common stock with respect to dividends rights and liquidation preferences and had full voting rights. The Series A Preferred Stock accrued a dividend at a rate of 6% per annum with no amounts outstanding as of March 31, 2020 and December 31, 2019. The Company recorded $221,278 of preferred dividends during the three months ended March 31, 2019.

Common Stock

In November 2019, the Company achieved a milestone in connection with the UT agreement (see Note 5). As a result of the milestone, the Company owed UT 220,666 shares of common stock, which had a fair value of approximately $1,132,000, which was accrued in accrued research and development expense as of December 31, 2019. In January 2020, the Company issued the 220,666 shares of common stock to UT.

NOTE 7 – STOCK BASED COMPENSATION

In January 2018, the Company’s board of directors approved its 2018 Stock Incentive Plan (“2018 Plan”). The 2018 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock, the grant of restricted and unrestricted share awards and grant of restricted stock units. The Company initially reserved 1,630,000 shares of its common stock under the 2018 Plan; however, upon completion of the Company’s IPO the number of shares reserved for issuance under the 2018 Plan increased to 3,284,480, representing 15% of the Company’s outstanding shares of common stock calculated on a fully diluted basis upon the close of the IPO. All of the Company’s employees and any subsidiary employees (including officers and directors who are also employees), as well as all of the Company’s nonemployee directors and other consultants, advisors and other persons who provide services to the Company will be eligible to receive incentive awards under the 2018 Plan.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three months ended March 31, 2020 and 2019 for stock options and warrants:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Research and development	$—	$—
General and administrative	425,844	121,226
	$425,844	$121,226

As of March 31, 2020, there was approximately $3,888,589 of total unrecognized compensation expense related to non-vested options that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.9 years.

The Company records compensation expense for awards with graded vesting using the straight-line method. The Company recognizes compensation expense over the requisite service period applicable to each individual award, which generally equals the vesting term. The Company estimates the fair value of each option award using the Black-Scholes-Merton option pricing model. Forfeitures are recognized when realized.

TFF PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2020 and 2019

NOTE 7 – STOCK BASED COMPENSATION, continued

The Company estimated the fair value stock options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of stock options issued was estimated using the following weighted-average assumptions:

Three Months Ended March 31, 2020
Weighted average exercise price	$5.06
Weighted average grant date fair value	$3.73
Assumptions
Expected volatility	89%
Weighted average expected term (in years)	6.3
Risk-free interest rate	1.46-1.47%
Expected dividend yield	0.00%

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

The following table summarizes stock option activity during the three months ended March 31, 2020:

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2020	2,139,078	$3.46	9.17	$4,052,512
Granted	97,255	5.06	—	—
Outstanding at March 31, 2020	2,236,333	$3.53	8.96	$1,782,566
Exercisable at March 31, 2020	709,000	$2.78	8.50	$845,820

NOTE 8 – SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2020 through the filing date of this Quarterly Report. Based on its evaluation, no items need to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our 2019 Annual Report on Form 10-K filed with the SEC on March 27, 2020 and Amendment No. 1 to the 2019 Annual Report on Form 10-K filed with the SEC on April 29, 2020.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties, including those risks included in Part I, Item 1 “Risk Factors” in our 2019 Annual Report on Form 10-K filed with the SEC on March 27, 2020. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

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

We intend to initially focus on the development of the following product candidates:

●	TFF Vori is an inhaled dry powder version of Voriconazole, generally considered to be the best antifungal drug used to treat invasive pulmonary aspergillosis, or IPA, a severe fungal pulmonary disease with a mortality rate that can reach 90% in some patient populations. In October 2019, we submitted to the U.S. Food and Drug Administration, or FDA, an Investigational New Drug Application, or IND, for our TFF Vori and initiated our Phase I human clinical trials in November 2019. We believe, and early testing confirms, that our TFF platform can be used to formulate a dry powder version of Voriconazole, which is no longer subject to patent protection. Voriconazole is currently marketed in Australia, Europe and the U.S. as Vfend. As of the date of this report, the Clinical Practice Guidelines released by the Infectious Diseases Society of America recommend Voriconazole as first-line monotherapy for IPA. However, since the registration of Vfend in Europe and the U.S. in 2002, several studies have examined the exposure-response relationship with Voriconazole, identifying a relationship between low Voriconazole exposure and higher rates of treatment failure, as well as a higher propensity for neurotoxicity at higher exposures. We believe a TFF prepared dry powder formulation of Voriconazole administered directly to the lungs can maximize both the prophylactic value for immunocompromised patients susceptible to IPA and the treatment value of patients suffering from chronic IPA. We also believe our dry powder drug formulation would benefit patients by providing the drug at the “port of entry” of invasive fungal infections, while also reducing or eliminating the unpleasant and potentially fatal side effects associated with Voriconazole and other last line antifungals.

●	TFF Tac-Lac is an inhaled dry powder version of tacrolimus, an immunosuppressive drug used in transplant medicine. Prograf tacrolimus is currently the second most commonly administered immunosuppressive drug used in solid organ transplants, despite what we believe to be the many challenges for patients and physicians when used for extended periods. Prograf tacrolimus can cause toxicity in the kidneys, particularly when used in high doses. Tacrolimus is no longer under patent protection, and we intend to develop a dry powder version suitable for use with a dry powder inhaler. Because our dry powder version would provide for a high local lung concentration without the typical systemic toxicity frequently experienced with oral dosage form immunosuppressants, we believe our drug candidate should have a high likelihood of success in competing in the immunosuppressant market for lung and heart/lung transplants. On September 26, 2019, we participated in a pre-IND meeting with the FDA for purposes of discussing our proposed regulatory pathway for TFF Tac-Lac and obtaining guidance from the FDA on the pre-clinical plan leading to the filing and acceptance of an IND application for TFF Tac-Lac. We were successful in gaining agreement that a 505(b)(2) approach would be appropriate for TFF Tac-Lac. We intend to conduct Phase 1 clinical trials for our TFF formulation of Tacrolimus in Australia, which we consider to be a highly desirable site to conduct human clinical trials. On March 13, 2020, we had received the approval of the Australian Human Research Ethics Committee to commence Phase 1 trials in Australia. However, later in March 2020, our contract research organization partner in Australia informed us that because of the spread of the COVID-19 virus in Australia, there would be a delay in initiating the trials. One contributing factor is that Tacrolimus is an immunosuppressant drug and, given the threat of the COVID-19 virus, concern exists that even though we would be dosing healthy volunteers the inhalation of an immunosuppressant could increase the risk of severe complications if a volunteer was to contract COVID-19. As of the date of this report, we are unable to predict the length of the delay in the commencement of Phase 1 clinical trials for our TFF Tac-Lac. As of the date of this report, we intend to submit to the FDA an IND for TFF Tac-Lac upon completion of the Phase 1 clinical trials.

We have identified a number of additional drug candidates that show promise upon initial evaluation, including dry powder formulations of:

●	Cannabidiol, or CBD, a controlled substance as defined in the federal Controlled Substances Act of 1970 that is reported to be used by some for the treatment of various epilepsy syndromes as well as anxiety, insomnia, and different types of pain. We are in the early stages of developing an inhaled dry powder form of CBD that could be used to support or to treat a variety of health issues that may benefit from CBD administration.

●	Vaccines containing aluminum salts, which make up approximately 35% of all vaccines. Aluminum salts are incorporated into many vaccine formulations as an adjuvant, which is a substance added to vaccines to enhance the immune response of vaccinated individuals. A major limitation with these vaccines is that they are fragile and to maintain their efficacy they must be formulated as liquid suspensions and kept in a cold chain (2 – 8°C) during transport and storage, which is burdensome and expensive. We have conducted drug and performance characterization activities of certain TFF formulated salt containing vaccines, which suggest that the salt containing vaccines can be successfully converted from liquid suspension into dry powder, and then later be reconstituted at the time of use without causing a decrease in efficacy.

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

We are also focused on the joint development of dry powder formulations of proprietary drugs owned or licensed by other pharmaceutical companies. As of the date of this report, we are at various stages of different feasibility studies of new chemical entities owned by international pharmaceutical companies. In addition, we recently commenced preliminary analysis and testing of dry powder formulations of certain drugs and vaccines through topical, ocular and nasal applications in connection with our participation in submissions made to certain government agencies for government contracts. Also, in May 2020, we authorized a third-party to conduct feasibility studies and market testing of dry powder formulations of cannabis and cannabis-derived products.

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

In December 2019, the Company established a wholly-owned Australian subsidiary, TFF Pharmaceuticals Australia Pty Ltd. in order to conduct clinical research.

On March 11, 2020, the World Health Organization declared a novel strain of coronavirus disease (“COVID-19”) a global pandemic. We had expected to commence Phase 1 clinical trials our TFF formulation of Tacrolimus in Australia in the first quarter of 2020, and on March 13, 2020 we had received the approval of the Australian Human Research Ethics Committee to commence Phase 1 trials, however later in March 2020 our contract research organization in Australia informed us that because of the spread of the COVID-19 virus in Australia, there would be a delay in initiating the trial. As of the date of this report, we are unable to predict the length of the delay in the commencement of Phase 1 clinical trials in Australia. Any financial impact cannot be reasonably estimated at this time, but may materially affect our business and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

During the three months ended March 31, 2020 and 2019, we incurred $2,235,542 and $1,670,862 of research and development expenses and $1,617,924 and $531,598 of general and administrative expenses, respectively. The increase in research and development expenses during 2020 was due to the ramp-up of research and development activities following the completion of IPO in October 2019. The increase in general and administrative expenses in the first fiscal quarter of 2020 from the prior year period was due to a higher level of activity in stock-based compensation in 2020 compared to 2019 along with additional activity and public company costs after the IPO. We incurred a net loss applicable to common stockholders of $3,797,198 and $2,404,093 for three months ended March 31, 2020 and 2019, respectively.

Financial Condition

As of March 31, 2020, we had total assets of approximately $26.6 million and working capital of approximately $25.4 million. As of March 31, 2020, our liquidity included approximately $25.7 million of cash and cash equivalents. We believe that our cash on-hand as of the date of this report is sufficient to fund our proposed operating plan for, at least, the 12 months following the date of this report. However, as of the date of this report, we believe that we will need additional capital to fund our operations through to the marketing approval for TFF Vori and TFF Tac-Lac, assuming such approval can be obtained at all, and to engage in the substantial development of any other of our drug candidates, such as formulation, early stage animal testing and formal toxicology studies. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and co-development and joint ventures with industry partners, with a preference towards licensing fees for our technology and co-development and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

Off Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020 because we have a small number of employees, as a result of our limited operations, which prohibits a segregation of duties. We have begun to remediate this issue by adding an additional person to our accounting department, strengthening our billing and payment procedures and upgrading our accounting, billing and payment software. We intend to engage additional employees and experts as needed in order to fully remediate our disclosure controls and procedures deficiencies, however, there can be no assurance that we will be able to do so.

Changes in Internal Control Over Financial Reporting

As noted above, in an effort to remediate deficiencies in our disclosure controls and procedures, we added an additional person to our accounting department, strengthened our billing and payment procedures and upgraded our accounting, billing and payment software. There were no other changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. You should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2019 Annual Report on Form 10-K filed with the SEC on March 27, 2020 as, in light of those risks, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements. There have been no material changes in the risk factors included in our 2019 Annual Report on Form 10-K. The risk factors described in our 2019 Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

National Securities Corporation acted as the sole underwriter for the offering. The aggregate offering price for shares sold in the offering was approximately $24,396,500. We raised approximately $21.8 million in net proceeds from the offering, after deducting underwriter discounts and commissions of $1,829,738 and other offering expenses of approximately $160,000. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.  Pending the uses described in our definitive prospectus filed with the SEC on October 24, 2019, we have invested the net proceeds from the offering in short-term, investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, and guaranteed obligations of the U.S. government.

Item 5. Other Information.

            On May 14, 2020, we agreed to amend the Executive Employment Agreement between us and our Chief Executive Officer, Glenn Mattes, to increase Mr. Mattes’ base salary from $400,000 to $450,000 effective as of June 1, 2020. All other terms of Mr. Mattes’ Executive Employment Agreement remain the same.

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

TFF PHARMACEUTICALS, INC.

Date:	May 14, 2020	By:	/s/ Glenn Mattes
Glenn Mattes,
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 14, 2020	By:	/s/ Kirk Coleman
Kirk Coleman,
Chief Financial Officer
(Principal Financial Officer)