Form 10-Q
period 2020-06-30
TFF Pharmaceuticals, Inc.
filed 2020-08-13
CIK 1733413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2020, there were 18,671,658 outstanding shares of the common stock of TFF Pharmaceuticals, Inc.

TFF PHARMACEUTICALS, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TFF PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,924,119	$28,094,936
Prepaid assets and other current assets	610,376	1,092,462

Total assets	$22,534,495	$29,187,398

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$689,803	$410,638

Total current liabilities	689,803	410,638

Accrued research and development expense (see Note 5)	—	1,132,013

Total liabilities	689,803	1,542,651

Commitments and contingencies (see Note 4)

Stockholders’ equity:
Common stock; $0.001 par value, 45,000,000 shares authorized; 18,671,658 and 18,450,992 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	18,672	18,451
Additional paid-in capital	45,191,702	43,338,710
Accumulated other comprehensive loss	(39,491)	—
Accumulated deficit	(23,326,191)	(15,712,414)

Total stockholders’ equity	21,844,692	27,644,747

Total liabilities and stockholders’ equity	$22,534,495	$29,187,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating expenses:
Research and development	$2,567,771	$1,319,656	$4,803,313	$2,990,518
General and administrative	1,274,803	889,453	2,892,727	1,421,051
Total operating expenses	3,842,574	2,209,109	7,696,040	4,411,569

Loss from operations	(3,842,574)	(2,209,109)	(7,696,040)	(4,411,569)

Other income:
Interest income	25,995	22,189	82,263	41,834
Total other income	25,995	22,189	82,263	41,834

Net loss	(3,816,579)	(2,186,920)	(7,613,777)	(4,369,735)

Preferred stock dividend	—	(288,962)	—	(510,240)

Net loss applicable to common stock	(3,816,579)	(2,475,882)	(7,613,777)	(4,879,975)

Other comprehensive income (loss):
Foreign currency translation adjustments	(19,208)	—	(39,491)	—
Comprehensive loss	(3,835,787)	(2,475,882)	(7,653,268)	(4,879,975)

Net loss applicable to common stock per share, basic and diluted	$(0.20)	$(0.56)	$(0.40)	$(1.11)

Weighted average common shares outstanding, basic and diluted	19,071,658	4,400,000	19,040,134	4,400,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2020	18,450,992	$18,451	$43,338,710	$-	$(15,712,414)	$27,644,747
Issuance of common stock for accrued research and development expense	220,666	221	1,131,792	-	-	1,132,013
Stock-based compensation	-	-	425,844	-	-	425,844
Foreign currency translation adjustment	-	-	-	(20,283)	-	(20,283)
Net loss	-	-	-	-	(3,797,198)	(3,797,198)
Balance, March 31, 2020	18,671,658	18,672	44,896,346	(20,283)	(19,509,612)	25,385,123
Stock-based compensation	-	-	295,356	-	-	295,356
Foreign currency translation adjustment	-	-	-	(19,208)	-	(19,208)
Net loss	-	-	-	-	(3,816,579)	(3,816,579)
Balance, June 30, 2020	18,671,658	$18,672	$45,191,702	$(39,491)	$(23,326,191)	$21,844,692

Balance, January 1, 2019	4,000,000	$4,000	$596,724	$-	$(3,842,186)	$(3,241,462)
Stock-based compensation	-	-	121,226	-	-	121,226
Dividends on preferred stock	-	-	(221,279)	-	-	(221,279)
Net loss	-	-	-	-	(2,182,815)	(2,182,815)
Balance, March 31, 2019	4,000,000	4,000	496,671	-	(6,025,001)	(5,524,330)
Stock-based compensation	-	-	486,396	-	-	486,396
Dividends on preferred stock	-	-	(288,962)	-	-	(288,962)
Net loss	-	-	-	-	(2,186,920)	(2,186,920)
Balance, June 30, 2019	4,000,000	$4,000	$694,106	$-	$(8,211,921)	$(7,513,815)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019

Cash flows from operating activities:
Net loss	$(7,613,777)	$(4,369,735)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	721,200	607,622
Changes in operating assets and liabilities:
Prepaid assets	491,273	(15,025)
Accounts payable	274,255	(60,812)

Net cash used in operating activities	(6,127,049)	(3,837,950)

Cash flows from investing activities:
Net cash from investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	7,208,393
Net cash from financing activities	-	7,208,393

Effect of exchange rate changes on cash and cash equivalents	(43,768)	-

Net change in cash and cash equivalents	(6,170,817)	3,370,443

Cash and cash equivalents at beginning of period	28,094,936	10,261,671

Cash and cash equivalents at end of period	$21,924,119	$13,632,114

Supplemental disclosure of non-cash investing and financing activities:
Accrued offering costs	$-	$17,158
Accrued dividend	$-	$510,240
Issuance of common stock for accrued research and development expense	$1,132,013	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2020 and 2019

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

On March 11, 2020, the World Health Organization declared a novel strain of coronavirus disease (“COVID-19”) a global pandemic. We had expected to commence Phase I clinical trials our thin film freezing, or TFF, formulation of Tacrolimus in Australia in the first quarter of 2020, and on March 13, 2020 we had received the approval of the Alfred Hospital Human Research Ethics Committee to commence Phase I trials, however later in March 2020 our contract research organization in Australia informed us that because of the spread of the COVID-19 virus in Australia, there would be a delay in initiating the trial. During the second quarter of 2020, we were able to begin dosing in the Phase I Tacrolimus trial in Melbourne, Victoria, Australia. However, due to the resurgence of COVID-19 in the Melbourne area, in July 2020 the Phase I trials were delayed. With the flaring of COVID-19 in the Melbourne area and in order to remain dynamic, we are opening a second clinical trial site in Brisbane, Queensland, Australia and we expect to resume dosing in the Phase I clinical trials in Australia before the end of the third quarter 2020. Any financial impact cannot be reasonably estimated at this time, but may materially affect our business and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

NOTE 2 - LIQUIDITY AND MANAGEMENT’S PLANS

As of June 30, 2020, the Company had cash and cash equivalents of approximately $21,924,000 and a working capital of approximately $21,845,000. The Company has not generated revenues since inception and has incurred recurring operating losses. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development.

The Company expects to further increase its research and development activities, which will increase the amount of cash utilized subsequent to June 30, 2020. Specifically, the Company expects increased spending on research and development activities and higher payroll expenses as it increases its professional and scientific staff and continues to prepare for anticipated manufacturing activities. The Company currently believes its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2020 and 2019

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2020 and the results of operations, changes in stockholders’ equity and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Basic and Diluted Earnings per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive share equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. Since the Company has had net losses for all periods presented, all potentially dilutive securities are anti-dilutive. Basic weighted average shares outstanding for the three and six months ended June 30, 2020 and 2019 include 400,000 shares underlying a warrant to purchase common shares. As the shares underlying this warrant can be issued for little consideration (an aggregate exercise price of $0.01 per share), these shares are deemed to be issued for purposes of basic earnings per share.

TFF PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2020 and 2019

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

For the six months ended June 30, 2020 and 2019, the Company had the following potential common stock equivalents outstanding which were not included in the calculation of diluted net loss per common share because inclusion thereof would be anti-dilutive:

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Stock Options	2,301,333	1,333,594
Series A Convertible Preferred Stock*	—	9,425,436
Warrants	1,076,463	985,012
	3,377,796	11,744,042

*	On an as-converted basis

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

Recent Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). This ASU will require lessees to recognize a right-of-use asset and lease liability on the consolidated balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 supersedes the lease accounting requirements of ASC Topic 840, Leases. The Company adopted this standard on January 1, 2020, using the modified retrospective approach, which did not cause adjustments to prior comparative periods. The new standard provides a number of optional practical expedients in transition. The Company has elected the following “package of practical expedients” when assessing the transition impact as the lessee as of January 1, 2020: (1) not to reassess whether any expired or existing contracts, contain leases; (2) not to reassess the lease classification for any expired or existing leases; and (3) not to reassess initial direct costs for any existing leases. Leases with an initial term of 12 months or less are considered short-term leases and are not recorded on the balance sheet as the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has reviewed all contracts that may contain leases and have determined that there was no impact related to the adoption of ASU 2016-02 as the only contract that contains a lease is for office space in Doylestown, Pennsylvania, which is considered a short-term lease. See Note 4 for more information regarding the leased office space.

TFF PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2020 and 2019

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In October 2018, the Company entered into a lease agreement for office space in Doylestown, Pennsylvania. The lease commenced on October 15, 2018 and the Company exercised a one-year lease renewal in October 2019 that will expire on October 31, 2020. The lease has an additional one-year option for renewal, and the base rent is $36,000 per year. The Company has determined that the lease agreement is considered a short-term lease under ASC 842 and has not recorded a right-of-use asset or liability. Short-term lease expense for the three and six months ended June 30, 2020 was $9,000 and $18,000, respectively.

Approximate future minimum lease payments required under the operating leases are as follows:

Year ending December 31,	Amount
2020 – Remaining	$12,000

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

NOTE 5 - LICENSE AND AGREEMENTS

In July 2015, the University of Texas at Austin (“UT”) granted to the Company’s former parent, LTI, an exclusive worldwide, royalty bearing license to the patent rights for the TFF platform in all fields of use, other than vaccines for which LTI received a non-exclusive worldwide, royalty bearing license to the patent rights for the TFF platform. In March 2018, LTI completed an assignment to the Company all of its interest to the TFF platform, including the patent license agreement with UT, at which time the Company paid UT an assignment fee of $100,000 in accordance with the patent license agreement. In November 2018, the Company and UT entered into an amendment to the patent license agreement pursuant to which, among other things, the Company’s exclusive patent rights to the TFF platform were expanded to all fields of use. The patent license agreement requires the Company to pay royalties and milestone payments and conform to a variety of covenants and agreements, and in the event of the Company’s breach of agreement, UT may elect to terminate the agreement. During the year ended December 31, 2019, the Company achieved one milestone by gaining IND approval on first indication of a licensed product on November 24, 2019. The milestone fee associated with this achievement to be paid is $50,000 and the Company must issue UT common shares equal to 1% of the Company’s outstanding shares of common stock, on a fully diluted basis, as of 30 days after IND approval, which was December 24, 2019. The total amount of common shares due and payable on December 31, 2019 to UT were 220,666 common shares, which have a fair value of approximately $1,132,000 based on the closing stock price of $5.13 on December 24, 2019. As of December 31, 2019, the Company had not paid the $50,000 or issued the shares and has included the $50,000 in accounts payable and the share amount due as a research and development expense payable. The Company paid the $50,000 and issued the shares in January 2020. As of the date of these condensed consolidated financial statements, the Company is in compliance with the patent license agreement as all required amounts have been paid in accordance with the agreement.

In May 2018, the Company entered into a master services agreement and associated individual study contracts with ITR Canada, Inc. (“ITR”) to provide initial contract pre-clinical research and development services for the Company’s drug product candidates. The fees payable for pre-clinical research and development services under these study contracts totaled $1,790,000, with no minimum fee requirement. In January 2019, the Company cancelled all of the individual study contracts with ITR and entered into a contract with Canada Inc. (dba VJO Non-Clinical Development (“VJO”)) to complete additional pre-clinical research and development services in order to take advantage of eligible Canadian Tax Credits. The services related to the contract with VJO were sub-contracted to ITR under substantially the same terms as the initial contract with ITR, with fees payable for services under statements of work that are currently open totaling $3,715,000, as amended. During the three and six months ended June 30, 2020, the Company recorded research and development costs of approximately $0 and $779,000, respectively. During the three and six months ended June 30, 2019, the Company recorded research and development costs of approximately $693,000 and $1,753,000, respectively.

TFF PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2020 and 2019

NOTE 5 - LICENSE AND AGREEMENTS, continued

In April 2019, the Company entered into a master services agreement with Irisys, LLC to provide contract manufacturing services for one of the Company’s drug product candidates, Voriconazole. The fees payable for contract manufacturing services under this agreement total $2,224,500, as amended, with additional pass-through costs. During the three and six months ended June 30, 2020, the Company recorded research and development costs of approximately $682,000 and $1,017,000, respectively. During the three and six months ended June 30, 2019, the Company recorded research and development costs of approximately $58,000 and $58,000, respectively

In June 2019, the Company entered into a master services agreement with CoreRx to provide contract manufacturing services for one of the Company’s drug product candidates, Tacrolimus. The fees payable for contract manufacturing services under this agreement total $958,994, as amended, with additional pass-through costs. During the three and six months ended June 30, 2020, the Company recorded research and development costs of approximately $123,000 and $242,000, respectively. During the three and six months ended June 30, 2019, the Company recorded research and development costs of approximately $122,000 and $122,000, respectively

In August 2019, the Company entered into a master services agreement and associated individual study contracts with Conform Clinical Development, Inc. and its affiliates, Les Entreprises Envie Inc. (dba Envie Ventures) and Desire Ventures LLC, which sub-contracted with Inflamax Research Limited (dba Cliantha Research) to perform a Phase I study of one of the Company’s drug candidates, Voriconazole. The fees payable for the services under this contract total approximately $1,483,000, as amended. During the three and six months ended June 30, 2020, the Company recorded research and development costs of approximately $70,000 and 225,000, respectively.

In January 2020, TFF Australia entered into a master consultancy agreement with Clinical Network Services Pty Ltd. to provide initial contract clinical research and development services for the Company’s drug product candidates. The fees payable for clinical research and development services under these study contracts totaled AUD$909,405, as amended. During the three and six months ended June 30, 2020, the Company recorded research and development costs of approximately AUD$99,000 (US$65,000) and AUD$184,000 (US$121,000), respectively.

In May 2020, TFF Australia entered into an amended clinical trial research agreement with Nucleus Network Pty Ltd. to provide a Phase I study of one of the Company’s drug candidates, Tacrolimus. The fees payable for services under this contract totaled AUD$1,392,805, as amended. During the three and six months ended June 30, 2020, the Company recorded research and development costs of approximately AUD$335,000 (US$221,000) and AUD$368,000 (US$242,000), respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

Prior to the close of the Company’s IPO, the Company was authorized to issue up to 10,000,000 shares of preferred stock, $0.001 par value, all of which had been designated as Series A Preferred Stock and had a stated value of $2.50 per share. All outstanding shares of Series A Preferred Stock converted to shares of the Company’s common stock, and all authorized and unissued shares of Series A Preferred Stock was extinguished, upon the close of the Company’s IPO in October 2019. As of June 30, 2020 and December 31, 2019, there are no shares of Series A Preferred Stock authorized, issued or outstanding. The Series A Preferred Stock ranked senior to common stock with respect to dividends rights and liquidation preferences and had full voting rights. The Series A Preferred Stock accrued a dividend at a rate of 6% per annum with no amounts outstanding as of June 30, 2020 and December 31, 2019. The Company recorded $288,962 and $510,240 of preferred dividends during the three and six months ended June 30, 2019, respectively.

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

TFF PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2020 and 2019

NOTE 7 – STOCK BASED COMPENSATION, continued

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the periods ended June 30, 2020 and 2019 for stock options and warrants:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Research and development	$43,605	$43,605	$—	$—
General and administrative	251,751	677,595	486,396	607,622
	$295,356	$721,200	$486,396	$607,622

As of June 30, 2020, there was approximately $4,043,000 of total unrecognized compensation expense related to non-vested options that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.5 years.

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

The Company estimated the fair value stock options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of stock options issued was estimated using the following weighted-average assumptions:

Six Months Ended June 30, 2020
Weighted average exercise price	$5.18
Weighted average grant date fair value	$4.02
Assumptions
Expected volatility	87-90%
Expected terms (in years)	6.3-10
Risk-free interest rate	0.43-1.47%
Expected dividend yield	0.00%

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

TFF PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2020 and 2019

The following table summarizes stock option activity during the six months ended June 30, 2020:

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2020	2,139,078	$3.46	9.17	$4,052,512
Granted	182,255	5.18	—	—
Cancelled	(20,000)	5.24	—	—
Outstanding at June 30, 2020	2,301,333	$3.58	8.75	$5,027,263
Exercisable at June 30, 2020	681,381	$2.50	8.13	$2,219,552

NOTE 8 – SUBSEQUENT EVENTS

August 2020 Private Placement

On August 10, 2020, the Company engaged Jefferies LLC to act as its placement agent (“Placement Agent”) in connection with a private placement (the “Private Placement”) of approximately 3,048,653 shares of our common stock, at a purchase price per share of $8.50, for aggregate gross proceeds to the Company of approximately $25,910,000, before deducting Placement Agent fees and other offering expenses payable by the Company.

UNION therapeutics Agreement

On August 12, 2020, the Company entered into a licensing and collaboration agreement (the “License Agreement”) with UNION therapeutics A/S (“UNION”) in which UNION acquired an option to obtain a worldwide exclusive license for the TFF technology in combination with Niclosamide (“Licensed Product”). Pursuant to the terms of the License Agreement, UNION can exercise its option to obtain the license within 45 days after the complete data has been received by UNION from investigator-initiated trials. Upon exercise of the option, UNION shall be responsible to pay all expenses incurred in the development of any Licensed Product. The Company will be eligible to receive up to $40,000,000 upon the achievement of certain milestones in the development the Licensed Products, based on completion of clinical trials, pre-marketing approvals and/or the receipt of at least $25,000,000 of grant funding. The Company will receive a single-digit tiered royalty on net sales. The Company will also be entitled to receive sales-related milestone payments of up to $160,000,000 based on the commercial success of the Licensed Products.

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

General

TFF Pharmaceuticals, Inc. (NASDAQ: TFFP) is a clinical-stage biopharmaceutical company focused on developing and commercializing innovative drug products based on our patented Thin Film Freezing, or TFF, technology platform. We believe, and early testing confirms, that our TFF platform can significantly improve the solubility of poorly water-soluble drugs, a class of drugs that makes up approximately 33% of the major pharmaceuticals worldwide, thereby improving the pharmacokinetic effect of those drugs. We believe that in the case of some new drugs that cannot be developed due to poor water-solubility, our TFF platform has the potential to improve the pharmacokinetic effect of the drug to a level allowing for its development and commercialization. In November 2019, we initiated Phase I human clinical trials of our lead product, TFF Vori, and in June 2020 we commenced Phase I human clinical trials of our TFF Tac-Lac product in Melbourne, Victoria, Australia, but in July 2020, the Phase I trials of our TFF Tac-Lac product were delayed due to a resurgence of COVID-19 in the Melbourne area. A second clinical trial site in Brisbane, Queensland, Australia is being opened and we expect to resume dosing in the Phase 1 clinical trials in Australia before the end of the third quarter 2020. As of the date of this report, we have not progressed the development of any other of our drug candidates to human clinical trials and our efforts have focused on the formulation, early stage animal testing and formal toxicology studies of our initial drug candidates in preparation for our first clinical trials.

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

We intend to initially focus on the development of the following product candidates:

●	TFF Vori is an inhaled dry powder version of Voriconazole, generally considered to be the best antifungal drug used to treat invasive pulmonary aspergillosis, or IPA, a severe fungal pulmonary disease with a mortality rate that can reach 90% in some patient populations. In October 2019, we submitted to the U.S. Food and Drug Administration, or FDA, an Investigational New Drug Application, or IND, for our TFF Vori and initiated our Phase I human clinical trials in November 2019. In July 2020, we completed the clinical portion of the Phase I trial with both single ascending and multiple ascending dose phases with 32 healthy subjects enrolled in each part to evaluate the safety, tolerability and pharmacokinetic profile of TFF Vori. We believe, and our clinical testing to date confirms, that our TFF platform can be used to formulate a dry powder version of Voriconazole, which is no longer subject to patent protection. Voriconazole is currently marketed in Australia, Europe and the U.S. as Vfend. As of the date of this report, the Clinical Practice Guidelines released by the Infectious Diseases Society of America recommend Voriconazole as first-line monotherapy for IPA. However, since the registration of Vfend in Europe and the U.S. in 2002, several studies have examined the exposure-response relationship with Voriconazole, identifying a relationship between low Voriconazole exposure and higher rates of treatment failure, as well as a higher propensity for neurotoxicity at higher exposures. We believe a TFF prepared dry powder formulation of Voriconazole administered directly to the lungs can maximize both the prophylactic value for immunocompromised patients susceptible to IPA and the treatment value of patients suffering from chronic IPA. We also believe our dry powder drug formulation would benefit patients by providing the drug at the “port of entry” of invasive fungal infections, while also reducing or eliminating the unpleasant and potentially fatal side effects associated with Voriconazole and other last line antifungals.

●	TFF Tac-Lac is an inhaled dry powder version of tacrolimus, an immunosuppressive drug used in transplant medicine. Prograf tacrolimus is currently the second most commonly administered immunosuppressive drug used in solid organ transplants, despite what we believe to be the many challenges for patients and physicians when used for extended periods. Prograf tacrolimus can cause toxicity in the kidneys, particularly when used in high doses. Tacrolimus is no longer under patent protection, and we intend to develop a dry powder version suitable for use with a dry powder inhaler. Because our dry powder version would provide for a high local lung concentration without the typical systemic toxicity frequently experienced with oral dosage form immunosuppressants, we believe our drug candidate should have a high likelihood of success in competing in the immunosuppressant market for lung and heart/lung transplants. On September 26, 2019, we participated in a pre-IND meeting with the FDA for purposes of discussing our proposed regulatory pathway for TFF Tac-Lac and obtaining guidance from the FDA on the pre-clinical plan leading to the filing and acceptance of an IND application for TFF Tac-Lac. We were successful in gaining agreement that a 505(b)(2) approach would be appropriate for TFF Tac-Lac. We intend to conduct Phase I clinical trials for our TFF formulation of Tacrolimus in Australia, which we consider to be a highly desirable site to conduct human clinical trials. On March 13, 2020, we had received the approval of the Alfred Hospital Human Research Ethics Committee to commence Phase I trials in Melbourne, Victoria, Australia. However, later in March 2020, our contract research organization partner in Australia informed us that because of the spread of the COVID-19 virus in Australia, there would be a delay in initiating the trials. One contributing factor is that Tacrolimus is an immunosuppressant drug and, given the threat of the COVID-19 virus, concern exists that even though we would be dosing healthy volunteers the inhalation of an immunosuppressant could increase the risk of severe complications if a volunteer was to contract COVID-19. In June 2020, we were able to begin dosing in the Phase I trial our TFF Tac-Lac in Melbourne, however, in July 2020, due to the resurgence of COVID-19 in the Melbourne area, the Phase I trials were delayed. With the flaring of COVID-19 in the Melbourne area and in order to remain dynamic, a second clinical trial site in Brisbane, Queensland, Australia is being opened and we expect to resume dosing in the Phase I clinical trials before the end of the third quarter of 2020. As of the date of this report, we intend to submit to the FDA an IND for TFF Tac-Lac upon completion of the Phase I clinical trials.

●	TFF Niclosamide is an inhaled dry powder formulation of Niclosamide. Niclosamide has been used to treat tapeworm infections in humans since the 1960s and was recently reported to be one of the most potent approved drugs in screens for antiviral activity against the SARS-CoV2 virus that causes the COVID-19 disease. Early testing confirmed that our TFF platform can be used to formulate a dry powder version of Niclosamide, which is no longer subject to patent protection. We believe a TFF prepared dry powder formulation of Niclosamide administered directly to the lungs can maximize both the prophylactic value for persons exposed to COVID-19 and for the treatment of patients with COVID-19 infections at risk for serious disease complications. TFF has also obtained the rights to a novel formulation that may enhance the bioavailability of Niclosamide through oral delivery under our license from the University of Texas. Systemically delivered Niclosamide has shown promise for the treatment of COVID -19 and various forms of cancer.

We have identified a number of additional drug candidates that show promise upon initial evaluation, including dry powder formulations of:

●	Cannabidiol, or CBD, a controlled substance as defined in the federal Controlled Substances Act of 1970 that is reported to be used by some for the treatment of various epilepsy syndromes as well as anxiety, insomnia, and different types of pain. We are in the early stages of developing an inhaled dry powder form of CBD that could be used to support or to treat a variety of health issues that may benefit from CBD administration.

●	Vaccines containing aluminum salts, which make up approximately 35% of all vaccines. Aluminum salts are incorporated into many vaccine formulations as an adjuvant, which is a substance added to vaccines to enhance the immune response of vaccinated individuals. A major limitation with these vaccines is that they are fragile and to maintain their efficacy they must be formulated as liquid suspensions and kept in a cold chain (2 – 8°C) during transport and storage, which is burdensome and expensive. We have conducted drug and performance characterization activities of certain TFF formulated salt containing vaccines, which suggest that the salt containing vaccines can be successfully converted from liquid suspension into dry powder, and then later be reconstituted at the time of use without causing a decrease in efficacy.

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

On August 10, 2020, we engaged Jefferies LLC to act as its placement agent in connection with a private placement of approximately 3,048,653 shares of our common stock, at a purchase price per share of $8.50, for aggregate gross proceeds to us of approximately $25,910,000, before deducting placement agent fees and other offering expenses payable by us. The private placement is expected to close on August 13, 2020.

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

On March 11, 2020, the World Health Organization declared a novel strain of coronavirus disease (“COVID-19”) a global pandemic. We had expected to commence Phase I clinical trials our TFF formulation of Tacrolimus in Australia in the first quarter of 2020, and on March 13, 2020 we had received the approval of the Australian Human Research Ethics Committee to commence Phase I trials, however later in March 2020 our contract research organization in Australia informed us that because of the spread of the COVID-19 virus in Australia, there would be a delay in initiating the trial. During the second quarter of 2020, we were able to begin dosing in the Phase I Tacrolimus trial. However, due to the resurgence of COVID-19 in Australia, in July 2020 the Phase I trials were suspended and, as of the date of this report, we are unable to predict when we will be able to resume the Phase I clinical trials in Australia. Any financial impact cannot be reasonably estimated at this time, but may materially affect our business and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

During the three months ended June 30, 2020 and 2019, we incurred $2,567,771 and $1,319,656 of research and development expenses and $1,274,803 and $889,453 of general and administrative expenses, respectively. The increase in research and development expenses during 2020 was due to the ramp-up of research and development activities following the completion of IPO in October 2019. The ramp up includes our preliminary analysis and testing of dry powder formulations of certain drugs and vaccines we believe have the potential to become product candidates. The increase in general and administrative expenses in 2020 from the prior year period was due to additional activity and public company costs after the IPO. We incurred a net loss applicable to common stockholders of $3,816,579 and $2,475,882 for three months ended June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2020 and 2019, we incurred $4,803,313 and $2,990,518 of research and development expenses and $2,892,727 and $1,421,051 of general and administrative expenses, respectively. The increase in research and development expenses during 2020 was due to the ramp-up of research and development activities following the completion of IPO in October 2019. The ramp up includes our preliminary analysis and testing of dry powder formulations of certain drugs and vaccines we believe have the potential to become product candidates. The increase in general and administrative expenses in 2020 from the prior year periods was due to a higher level of activity in stock-based compensation in 2020 compared to 2019 along with additional activity and public company costs after the IPO. We incurred a net loss applicable to common stockholders of $7,613,777 and $4,879,975 for six months ended June 30, 2020 and 2019, respectively.

Financial Condition

As of June 30, 2020, we had total assets of approximately $22.5 million and working capital of approximately $21.8 million. As of June 30, 2020, our liquidity included approximately $21.9 million of cash and cash equivalents. We believe that our cash on-hand as of the date of this report is sufficient to fund our proposed operating plan for, at least, the 12 months following the date of this report. However, as of the date of this report, we believe that we will need additional capital to fund our operations through to the marketing approval for TFF Vori and TFF Tac-Lac, assuming such approval can be obtained at all, and to engage in the substantial development of any other of our drug candidates, such as formulation, early stage animal testing and formal toxicology studies. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and co-development and joint ventures with industry partners, with a preference towards licensing fees for our technology and co-development and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

Off Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

As previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, management had determined that there was not adequate segregation of duties due to a small number of employees conducting various accounting, payment and billing functions. As disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, we began to remediate this issue by adding an additional person in our accounting department, strengthening our billing and payment procedures and upgrading our accounting, billing and payment software. As of the end of the period covered by this report, the implementation of these improvements in our internal control over financing reporting have enabled us to conclude that we have adequate segregation of duties. Our management has determined that the previously identified and disclosed material weakness in our internal control over financial reporting has been remediated as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

During the three-month period ended June 30, 2020, we implemented procedures to provide adequate segregation of duties of our billing, payment and accounting processes. The additional procedures that were implemented during the period have enabled us to remediate our previously disclosed material weakness. These procedures include having separate employees prepare and approve all payments and having an adequate audit trail to support the preparation and approval processes. There were no other changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Initial Public Offering

On October 29, 2019, we completed our initial public offering, or IPO, of 4,400,000 shares of our common stock, and on November 20, 2019 we closed on the sale and issuance of an additional 479,300 shares of common stock from the partial exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $5.00 per share. The offer and sale of all of the shares in our IPO were registered under the Securities Act of 1933 (“Securities Act”) pursuant to a registration statement on Form S-1 (File No. 333-233378), which was declared effective by the SEC on October 24, 2019.  There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 12, 2014 pursuant to Rule 424(b)(4). Pending the uses described in our definitive prospectus, we have invested the net proceeds from the offering in short-term, investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, and guaranteed obligations of the U.S. government.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.1*	Amendment No. 1 Dated May 14, 2020 to Executive Employment Agreement Between Glenn Mattes and Registrant	Filed electronically herewith

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

*	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TFF PHARMACEUTICALS, INC.

Date:	August 13, 2020	By:	/s/ Glenn Mattes
Glenn Mattes,
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 13, 2020	By:	/s/ Kirk Coleman
Kirk Coleman,
Chief Financial Officer
(Principal Financial Officer)