Form 10-Q
period 2020-09-30
TFF Pharmaceuticals, Inc.
filed 2020-11-05
CIK 1733413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 2, 2020, there were 22,226,284 outstanding shares of the common stock of TFF Pharmaceuticals, Inc.

TFF PHARMACEUTICALS, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TFF PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,617,891	$28,094,936
Prepaid assets and other current assets	595,016	1,092,462
Total current assets	42,212,907	29,187,398
Property and equipment, net	945,365	—
Total assets	$43,158,272	$29,187,398

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,573,384	$410,638
Total current liabilities	1,573,384	410,638
Accrued research and development expense (see Note 5)	—	1,132,013
Total liabilities	1,573,384	1,542,651

Commitments and contingencies (see Note 4)

Stockholders’ equity:
Common stock; $0.001 par value, 45,000,000 shares authorized; 22,226,284 and 18,450,992 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	22,226	18,451
Additional paid-in capital	70,014,551	43,338,710
Accumulated other comprehensive loss	(67,663)	—
Accumulated deficit	(28,384,226)	(15,712,414)
Total stockholders’ equity	41,584,888	27,644,747
Total liabilities and stockholders’ equity	$43,158,272	$29,187,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating expenses:
Research and development	$2,823,669	$2,563,528	$7,626,982	$5,554,046
General and administrative	2,254,912	300,640	5,147,639	1,721,691
Total operating expenses	5,078,581	2,864,168	12,774,621	7,275,737

Loss from operations	(5,078,581)	(2,864,168)	(12,774,621)	(7,275,737)

Other income:
Interest income	20,546	25,865	102,809	67,699
Total other income	20,546	25,865	102,809	67,699

Net loss	(5,058,035)	(2,838,303)	(12,671,812)	(7,208,038)

Preferred stock dividend	—	(258,635)	—	(768,876)

Net loss applicable to common stock	(5,058,035)	(3,096,938)	(12,671,812)	(7,976,914)

Other comprehensive loss:
Foreign currency translation adjustments	(28,172)	—	(67,663)	—
Comprehensive loss	$(5,086,207)	$(3,096,938)	$(12,739,475)	$(7,976,914)

Net loss applicable to common stock per share, basic and diluted	$(0.24)	$(0.70)	$(0.61)	$(1.81)

Weighted average common shares outstanding, basic and diluted	20,867,526	4,400,000	20,810,004	4,400,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2020	18,450,992	$18,451	$43,338,710	$-	$(15,712,414)	$27,644,747
Issuance of common stock for accrued research and development expense	220,666	221	1,131,792	-	-	1,132,013
Stock-based compensation	-	-	425,844	-	-	425,844
Foreign currency translation adjustment	-	-	-	(20,283)	-	(20,283)
Net loss	-	-	-	-	(3,797,198)	(3,797,198)
Balance, March 31, 2020	18,671,658	18,672	44,896,346	(20,283)	(19,509,612)	25,385,123
Stock-based compensation	-	-	295,356	-	-	295,356
Foreign currency translation adjustment	-	-	-	(19,208)	-	(19,208)
Net loss	-	-	-	-	(3,816,579)	(3,816,579)
Balance, June 30, 2020	18,671,658	18,672	45,191,702	(39,491)	(23,326,191)	21,844,692
Sale of common stock, net of offering costs	3,048,654	3,048	24,277,235	-	-	24,280,283
Issuance of common stock in connection with cashless warrant exercises	505,972	506	(506)	-	-	-
Stock-based compensation	-	-	546,120	-	-	546,120
Foreign currency translation adjustment	-	-	-	(28,172)	-	(28,172)
Net loss	-	-	-	-	(5,058,035)	(5,058,035)
Balance, September 30, 2020	22,226,284	$22,226	$70,014,551	$(67,663)	$(28,384,226)	$41,584,888

Balance, January 1, 2019	4,000,000	$4,000	$596,724	$-	$(3,842,186)	$(3,241,462)
Stock-based compensation	-	-	121,226	-	-	121,226
Dividends on preferred stock	-	-	(221,279)	-	-	(221,279)
Net loss	-	-	-	-	(2,182,815)	(2,182,815)
Balance, March 31, 2019	4,000,000	4,000	496,671	-	(6,025,001)	(5,524,330)
Stock-based compensation	-	-	486,396	-	-	486,396
Dividends on preferred stock	-	-	(288,962)	-	-	(288,962)
Net loss	-	-	-	-	(2,186,920)	(2,186,920)
Balance, June 30, 2019	4,000,000	4,000	694,106	-	(8,211,921)	(7,513,815)
Stock-based compensation	-	-	(229,016)	-	-	(229,016)
Dividends on preferred stock	-	-	(258,635)	-	-	(258,635)
Net loss	-	-	-	-	(2,838,303)	(2,838,303)
Balance, September 30, 2019	4,000,000	$4,000	$206,455	$-	$(11,050,224)	$(10,839,769)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

Cash flows from operating activities:
Net loss	$(12,671,812)	$(7,208,038)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,267,320	378,607
Changes in operating assets and liabilities:
Prepaid assets	519,816	(261,204)
Accounts payable	501,877	181,307

Net cash used in operating activities	(10,382,799)	(6,909,328)

Cash flows from investing activities:
Purchases of property and equipment	(293,243)	-
Net cash used in investing activities	(293,243)	-

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	24,280,283	-
Proceeds from issuance of preferred stock	-	7,198,226
Net cash provided by financing activities	24,280,283	7,198,226

Effect of exchange rate changes on cash and cash equivalents	(81,286)	-

Net change in cash and cash equivalents	13,522,955	288,898

Cash and cash equivalents at beginning of period	28,094,936	10,261,671

Cash and cash equivalents at end of period	$41,617,891	$10,550,569

Supplemental disclosure of non-cash investing and financing activities:
Accrued offering costs	$-	$81,153
Accrued dividend	$-	$768,876
Cashless exercise of warrants	$506	$-
Issuance of common stock for accrued research and development expense	$1,132,013	$-
Purchases of property and equipment included in accounts payable	$652,122	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2020 and 2019

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

October 2019 Initial Public Offering

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

August 2020 Private Placement

On August 13, 2020, the Company conducted a private placement of 3,048,654 shares of its common stock, at a purchase price per share of $8.50, for aggregate gross proceeds to the Company of approximately $25,914,000, before deducting selling commissions and other offering expenses payable by the Company. After deducting the placement agent and other offering expenses, the Company received net proceeds of approximately $24,280,000. See Note 6 for additional details of the private placement.

COVID-19

On March 11, 2020, the World Health Organization declared a novel strain of coronavirus disease (“COVID-19”) a global pandemic.   At this time, the United States and certain other countries are the subject of lock-downs and self-isolation procedures, which have significantly limited business operations and restricted internal and external meetings. The Company had expected to commence Phase I clinical trials of its thin film freezing, or TFF, formulation of Tacrolimus in Australia in the first quarter of 2020, and on March 13, 2020 the Company received the approval of the Alfred Hospital Human Research Ethics Committee to commence Phase I trials, however, later in March 2020, the Company’s contract research organization in Australia informed the Company that because of the spread of the COVID-19 virus in Australia, there would be a delay in initiating the trial. During the second quarter of 2020, the Company was able to begin dosing in the Phase I Tacrolimus trial in Melbourne, Victoria, Australia. However, due to the resurgence of COVID-19 in the Melbourne area, in July 2020 the Phase I trials were delayed. With the flaring of COVID-19 in the Melbourne area and in order to remain dynamic, the Company opened a second clinical trial site in Brisbane, Queensland, Australia. and dosing in the Phase 1 clinical trial resumed in Australia during the third quarter 2020. The Company expects that dosing in this trial will be completed in the fourth quarter 2020. Any financial impact from the COVID-19 global pandemic cannot be reasonably estimated at this time, but may materially affect our business and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

NOTE 2 - LIQUIDITY AND MANAGEMENT’S PLANS

As of September 30, 2020, the Company had cash and cash equivalents of approximately $41,618,000 and a working capital of approximately $40,640,000. The Company has not generated revenues since inception and has incurred recurring operating losses. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development.

The Company expects to further increase its research and development activities, which will increase the amount of cash utilized subsequent to September 30, 2020. Specifically, the Company expects increased spending on research and development activities and higher payroll expenses as it increases its professional and scientific staff and continues to prepare for anticipated manufacturing activities. The Company currently believes its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2020 and 2019

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2020 and the results of operations, changes in stockholders’ equity and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company calculates depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to five years for furniture, fixtures, lab and computer equipment and software. Assets held within construction in progress are not depreciated. Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for its intended use. As of September 30, 2020, all of the Company’s property and equipment consist of lab equipment that are considered construction in progress. Expenditures for repairs and maintenance of assets are charged to expense as incurred.

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

Basic and Diluted Earnings per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive share equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. Since the Company has had net losses for all periods presented, all potentially dilutive securities are anti-dilutive. Basic weighted average shares outstanding for the three and nine months ended September 30, 2020 and 2019 include 400,000 shares underlying a warrant to purchase common shares. As the shares underlying this warrant can be issued for little consideration (an aggregate exercise price of $0.01 per share), these shares are deemed to be issued for purposes of basic earnings per share.

TFF PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2020 and 2019

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

For the nine months ended September 30, 2020 and 2019, the Company had the following potential common stock equivalents outstanding which were not included in the calculation of diluted net loss per common share because inclusion thereof would be anti-dilutive:

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Stock Options	2,871,123	1,341,094
Series A Convertible Preferred Stock*	—	9,568,700
Warrants	460,526	658,212
	3,331,649	11,568,006

*	On an as-converted basis

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

TFF PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2020 and 2019

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In October 2018, the Company entered into a lease agreement for office space in Doylestown, Pennsylvania. The lease commenced on October 15, 2018, the Company exercised a one-year lease renewal in October 2019, and another one-year lease renewal in October 2020 that will expire on October 31, 2021. The lease has an additional one-year option for renewal, and the base rent is $36,000 per year. The Company has determined that the lease agreement is considered a short-term lease under ASC 842 and has not recorded a right-of-use asset or liability. Short-term lease expense for the three and nine months ended September 30, 2020 was $9,000 and $27,000, respectively.

Approximate future minimum lease payments required under the operating lease, as amended, are as follows:

Year ending December 31,	Amount
2020 – Remaining	$9,000
2021	30,000
Total	$39,000

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

In May 2018, the Company entered into a master services agreement and associated individual study contracts with ITR Canada, Inc. (“ITR”) to provide initial contract pre-clinical research and development services for the Company’s drug product candidates. The fees payable for pre-clinical research and development services under these study contracts totaled $1,790,000, with no minimum fee requirement. In January 2019, the Company cancelled all of the individual study contracts with ITR and entered into a contract with 11036114 Canada Inc. (initially dba VJO Non-Clinical Development and now dba Strategy Point Innovations (“SPI”)) to complete additional pre-clinical research and development services in order to take advantage of eligible Canadian Tax Credits. The services related to the contract with SPI were sub-contracted to ITR under substantially the same terms as the initial contract with ITR, with fees payable for services under statements of work that are currently open totaling $3,607,000, as amended. During the three and nine months ended September 30, 2020, the Company recorded research and development costs of approximately $0 and $779,000, respectively. During the three and nine months ended September 30, 2019, the Company recorded research and development costs of approximately $843,000 and $2,597,000, respectively.

TFF PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2020 and 2019

NOTE 5 - LICENSE AND AGREEMENTS, continued

In April 2019, the Company entered into a master services agreement with Irisys, LLC to provide contract manufacturing services for one of the Company’s drug product candidates, Voriconazole. The fees payable for contract manufacturing services under this agreement total approximately $3,089,000, as amended, with additional pass-through costs. During the three and nine months ended September 30, 2020, the Company recorded research and development costs of approximately $249,000 and $1,266,000, respectively. During the three and nine months ended September 30, 2019, the Company recorded research and development costs of approximately $288,000 and $346,000, respectively.

In June 2019, the Company entered into a master services agreement with CoreRx to provide contract manufacturing services for one of the Company’s drug product candidates, Tacrolimus. The fees payable for contract manufacturing services under this agreement total approximately $1,079,000, as amended, with additional pass-through costs. During the three and nine months ended September 30, 2020, the Company recorded research and development costs of approximately $384,000 and $626,000, respectively. During the three and nine months ended September 30, 2019, the Company recorded research and development costs of approximately $177,000 and $295,000, respectively.

In August 2019, the Company entered into a master services agreement and associated individual study contracts with Conform Clinical Development, Inc. and its affiliates, Les Entreprises Envie Inc. (dba Envie Ventures) and Desire Ventures LLC, which sub-contracted with Inflamax Research Limited (dba Cliantha Research) to perform a Phase I study of one of the Company’s drug candidates, Voriconazole. The fees payable for the services under this contract total approximately $1,483,000, as amended. During the three and nine months ended September 30, 2020, the Company recorded research and development costs of approximately $709,000 and $934,000, respectively. During the three and nine months ended September 30, 2019, the Company recorded research and development costs of approximately $281,000.

In January 2020, TFF Australia entered into a master consultancy agreement with Novotech (Australia) Pty Ltd. (formally known as Clinical Network Services Pty Ltd.) to provide initial contract clinical research and development services for the Company’s drug product candidates. The fees payable for clinical research and development services under these study contracts totaled AUD$1,942,981, as amended. During the three and nine months ended September 30, 2020, the Company recorded research and development costs of approximately AUD$139,000 (US$99,000) and AUD$323,000 (US$218,000), respectively.

In May 2020, TFF Australia entered into an amended clinical trial research agreement with Nucleus Network Pty Ltd. to provide a Phase I study of one of the Company’s drug candidates, Tacrolimus. The fees payable for services under this contract totaled AUD$1,392,805, as amended. During the three and nine months ended September 30, 2020, the Company recorded research and development costs of approximately AUD$61,000 (US$44,000) and AUD$437,000 (US$295,000), respectively.

In August 2020, TFF Australia entered into a clinical trial research agreement with Q-Pharm Pty Ltd. to provide a Phase I study of one of the Company’s drug candidates, Tacrolimus. The fees payable for services under this contract totaled AUD$704,600. During the three and nine months ended September 30, 2020, the Company recorded research and development costs of approximately AUD$327,000 (US$234,000).

On August 12, 2020, the Company entered into a licensing and collaboration agreement with UNION therapeutics A/S in which UNION acquired an option to obtain a worldwide exclusive license for the TFF technology in combination with niclosamide. Pursuant to the terms of the license agreement, UNION can exercise its option to obtain the license within 45 days after the complete data has been received by UNION from investigator-initiated trials. Upon exercise of the option, UNION shall be responsible to pay all expenses incurred in the development of any licensed product. The Company will be eligible to receive milestone payments upon the achievement of certain milestones in the development the licensed products, based on completion of clinical trials, pre-marketing approvals and/or the receipt of at least $25,000,000 of grant funding. The Company will receive a single-digit tiered royalty on net sales. The Company will also be entitled to receive sales-related milestone payments based on the commercial success of the licensed products.

NOTE 6 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

Prior to the close of the Company’s IPO, the Company was authorized to issue up to 10,000,000 shares of preferred stock, $0.001 par value, all of which had been designated as Series A Preferred Stock and had a stated value of $2.50 per share. All outstanding shares of Series A Preferred Stock converted to shares of the Company’s common stock, and all authorized and unissued shares of Series A Preferred Stock was extinguished, upon the close of the Company’s IPO in October 2019. As of September 30, 2020 and December 31, 2019, there are no shares of Series A Preferred Stock authorized, issued or outstanding. The Series A Preferred Stock ranked senior to common stock with respect to dividends rights and liquidation preferences and had full voting rights. The Series A Preferred Stock accrued a dividend at a rate of 6% per annum with no amounts outstanding as of September 30, 2020 and December 31, 2019. The Company recorded $258,635 and $768,875 of preferred dividends during the three and nine months ended September 30, 2019, respectively.

Common Stock

UT Agreement

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

TFF PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2020 and 2019

NOTE 6 – STOCKHOLDERS’ EQUITY, continued

August 2020 Private Placement

On August 10, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with certain institutional and other accredited investors pursuant to which the Company issued and sold to the investors 3,048,654 shares of the Company’s common stock at a price of $8.50 per share for the approximate gross proceeds of $25.91 million, before deducting placement agent and other offering expenses. After deducting the placement agent and other offering expenses, the Company received net proceeds of approximately $24.28 million. The Purchase Agreement included customary representations, warranties, and covenants by the investors and the Company, and an indemnity from the Company in favor of the investors. Jefferies LLC acted as placement agent for the private placement and the private placement closed on August 13, 2020. Pursuant to the terms of the Registration Rights Agreement, the Company file a resale registration statement on Form S-1 with the SEC on September 9, 2020.

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

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the periods ended September 30, 2020 and 2019 for stock options and warrants:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Research and development	$34,430	$78,035	$—	$—
General and administrative	511,690	1,189,285	(229,016)	378,607
	$546,120	$1,267,320	$(229,016)	$378,607

As of September 30, 2020, there was approximately $9,546,000 of total unrecognized compensation expense related to non-vested options and warrants that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.6 years.

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

The Company estimated the fair value stock options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of stock options issued was estimated using the following weighted-average assumptions:

Nine Months Ended September 30, 2020
Weighted average exercise price	$$10.13
Weighted average grant date fair value	$$9.02
Assumptions
Expected volatility	87-91%
Expected terms (in years)	6.3-10
Risk-free interest rate	0.36-1.47%
Expected dividend yield	0.00%

TFF PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2020 and 2019

NOTE 7 – STOCK BASED COMPENSATION, continued

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

The following table summarizes stock option activity during the nine months ended September 30, 2020:

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2020	2,139,078	$3.46	9.17	$4,052,512
Granted	752,045	10.13	—	—
Cancelled	(20,000)	5.24	—	—
Outstanding at September 30, 2020	2,871,123	$5.19	8.75	$38,128,217
Exercisable at September 30, 2020	750,355	$2.51	7.90	$11,979,107

NOTE 8 – SUBSEQUENT EVENTS

Augmenta Bioworks Agreement

On November 1, 2020, the Company entered into a joint development and collaboration agreement (the “Agreement”) with Augmenta Bioworks, Inc. (“Augmenta” pursuant to which the parties have agreed to collaborate on the joint development of novel commercial products incorporating Augmenta’s human-derived monoclonal antibodies (“mAbs”) for potential COVID-19 therapeutics. Under the terms of the Agreement, both companies will collaborate to develop one or more commercial therapeutics utilizing the Company’s Thin-Film Freezing technology to manufacture dry powder formulations of Augmenta’s mAbs for inhalation delivery directly to the lungs of patients.

Letter of Intent with Felix Biotechnology

On November 2, 2020, the Company signed a Letter of Intent with Felix Biotechnology, Inc. (“Felix”) reflecting the parties’ non-binding agreement in principle to negotiate and enter into a collaboration, development and license agreement. Under the proposed agreement, Felix will obtain a non-exclusive license to the Company’s Thin-Film freezing technology to develop and manufacture dry powder formulations of specified Felix bacteriophage products for inhalation delivery directly to the lungs of patients. Felix would agree to pay the Company an upfront payment, development milestones, commercial milestones and royalties on net sales of the Felix phage products.

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

General

TFF Pharmaceuticals, Inc. (NASDAQ: TFFP) is a clinical-stage biopharmaceutical company focused on developing and commercializing innovative drug products based on our patented Thin Film Freezing, or TFF, technology platform. We believe, and early testing confirms, that our TFF platform can significantly improve the solubility of poorly water-soluble drugs, a class of drugs that makes up approximately 33% of the major pharmaceuticals worldwide, thereby improving the pharmacokinetic effect of those drugs. We believe that in the case of some new drugs that cannot be developed due to poor water-solubility, our TFF platform has the potential to improve the pharmacokinetic effect of the drug to a level allowing for its development and commercialization. In November 2019, we initiated Phase I human clinical trials of our lead product, TFF Vori, and in June 2020 we commenced Phase I human clinical trials of our TFF Tac-Lac product in Melbourne, Victoria, Australia, but in July 2020, the Phase I trials of our TFF Tac-Lac product were delayed due to a resurgence of COVID-19 in the Melbourne area. A second clinical trial site in Brisbane, Queensland, Australia was opened and dosing in the Phase 1 clinical trial resumed in Australia during the third quarter 2020. We expect that dosing in this trial will be completed in the fourth quarter 2020. As of the date of this report, we have not progressed the development of any other of our drug candidates to human clinical trials and our efforts have focused on the formulation, early stage animal testing and formal toxicology studies of our initial drug candidates in preparation for our first clinical trials.

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

We intend to initially focus on the development of the following product candidates:

●	TFF Vori is an inhaled dry powder version of Voriconazole, generally considered to be the best antifungal drug used to treat invasive pulmonary aspergillosis, or IPA, a severe fungal pulmonary disease with a mortality rate that can reach 90% in some patient populations. In October 2019, we submitted to the U.S. Food and Drug Administration, or FDA, an Investigational New Drug Application, or IND, for our TFF Vori and initiated our Phase I human clinical trials in November 2019. In July 2020, we completed the clinical portion of the Phase I trial with both single ascending and multiple ascending dose phases with 32 healthy subjects enrolled in each part to evaluate the safety, tolerability and pharmacokinetic profile of TFF Vori. We believe, and our clinical testing to date confirms, that our TFF platform can be used to formulate a dry powder version of Voriconazole, which is no longer subject to patent protection. Voriconazole is currently marketed in Australia, Europe and the U.S. as Vfend. As of the date of this report, the Clinical Practice Guidelines released by the Infectious Diseases Society of America recommend Voriconazole as first-line monotherapy for IPA. However, since the registration of Vfend in Europe and the U.S. in 2002, several studies have examined the exposure-response relationship with Voriconazole, identifying a relationship between low Voriconazole exposure and higher rates of treatment failure, as well as a higher propensity for neurotoxicity at higher exposures. We believe a TFF prepared dry powder formulation of Voriconazole administered directly to the lungs can maximize both the prophylactic value for immunocompromised patients susceptible to IPA and the treatment value of patients suffering from chronic IPA. We also believe our dry powder drug formulation would benefit patients by providing the drug at the “port of entry” of invasive fungal infections, while also reducing or eliminating the unpleasant and potentially fatal side effects associated with Voriconazole and other last line antifungals.

●	TFF Tac-Lac is an inhaled dry powder version of tacrolimus, an immunosuppressive drug used in transplant medicine. Prograf tacrolimus is currently the second most commonly administered immunosuppressive drug used in solid organ transplants, despite what we believe to be the many challenges for patients and physicians when used for extended periods. Prograf tacrolimus can cause toxicity in the kidneys, particularly when used in high doses. Tacrolimus is no longer under patent protection, and we intend to develop a dry powder version suitable for use with a dry powder inhaler. Because our dry powder version would provide for a high local lung concentration without the typical systemic toxicity frequently experienced with oral dosage form immunosuppressants, we believe our drug candidate should have a high likelihood of success in competing in the immunosuppressant market for lung and heart/lung transplants. On September 26, 2019, we participated in a pre-IND meeting with the FDA for purposes of discussing our proposed regulatory pathway for TFF Tac-Lac and obtaining guidance from the FDA on the pre-clinical plan leading to the filing and acceptance of an IND application for TFF Tac-Lac. We were successful in gaining agreement that a 505(b)(2) approach would be appropriate for TFF Tac-Lac. We intend to conduct Phase I clinical trials for our TFF formulation of Tacrolimus in Australia, which we consider to be a highly desirable site to conduct human clinical trials. On March 13, 2020, we had received the approval of the Alfred Hospital Human Research Ethics Committee to commence Phase I trials in Melbourne, Victoria, Australia. However, later in March 2020, our contract research organization partner in Australia informed us that because of the spread of the COVID-19 virus in Australia, there would be a delay in initiating the trials. One contributing factor is that Tacrolimus is an immunosuppressant drug and, given the threat of the COVID-19 virus, concern exists that even though we would be dosing healthy volunteers the inhalation of an immunosuppressant could increase the risk of severe complications if a volunteer was to contract COVID-19. In June 2020, we were able to begin dosing in the Phase I trial our TFF Tac-Lac in Melbourne, however, in July 2020, due to the resurgence of COVID-19 in the Melbourne area, the Phase I trials were delayed. With the flaring of COVID-19 in the Melbourne area and in order to remain dynamic, a second clinical trial site in Brisbane, Queensland, we opened a second clinical trial site in Brisbane, Queensland, Australia. and dosing in the Phase 1 clinical trial resumed in Australia during the third quarter 2020. We expect that dosing in this trial will be completed in the fourth quarter 2020As of the date of this report, we intend to submit to the FDA an IND for TFF Tac-Lac upon completion of the Phase I clinical trials.

●	TFF Niclosamide is an inhaled dry powder formulation of Niclosamide. Niclosamide has been used to treat tapeworm infections in humans since the 1960s and was recently reported to be one of the most potent approved drugs in screens for antiviral activity against the SARS-CoV2 virus that causes the COVID-19 disease. Early testing confirmed that our TFF platform can be used to formulate a dry powder version of Niclosamide, which is no longer subject to patent protection. We believe a TFF prepared dry powder formulation of Niclosamide administered directly to the lungs can maximize both the prophylactic value for persons exposed to COVID-19 and for the treatment of patients with COVID-19 infections at risk for serious disease complications. TFF has also obtained the rights to a novel formulation that may enhance the bioavailability of Niclosamide through oral delivery under our license from the University of Texas. Systemically delivered Niclosamide has shown promise for the treatment of COVID -19 and various forms of cancer. On August 12, 2020, we entered into a licensing and collaboration agreement with UNION therapeutics A/S in which UNION acquired an option to obtain a worldwide exclusive license for the TFF technology in combination with niclosamide.

●	TFF mAb therapies is intended to be a dry powder formulation of a COVID-19 monoclonal antibody therapy. On November 1, 2020, the Company entered into a joint development and collaboration agreement (the “Agreement”) with Augmenta Bioworks, Inc. (“Augmenta” pursuant to which the parties have agreed to collaborate on the joint development of novel commercial products incorporating Augmenta’s human-derived monoclonal antibodies (“mAbs”) for potential COVID-19 therapeutics. Under the terms of the Agreement, both companies will collaborate to develop one or more commercial therapeutics utilizing the Company’s Thin-Film Freezing technology to manufacture dry powder formulations of Augmenta’s mAbs for inhalation delivery directly to the lungs of patients.

We have identified a number of additional drug candidates that show promise upon initial evaluation, including dry powder formulations of:

●	Cannabidiol, or CBD, a controlled substance as defined in the federal Controlled Substances Act of 1970 that is reported to be used by some for the treatment of various epilepsy syndromes as well as anxiety, insomnia, and different types of pain. We are in the early stages of developing an inhaled dry powder form of CBD that could be used to support or to treat a variety of health issues that may benefit from CBD administration.

●	Vaccines containing aluminum salts, which make up approximately 35% of all vaccines. Aluminum salts are incorporated into many vaccine formulations as an adjuvant, which is a substance added to vaccines to enhance the immune response of vaccinated individuals. A major limitation with these vaccines is that they are fragile and to maintain their efficacy they must be formulated as liquid suspensions and kept in a cold chain (2 – 8°C) during transport and storage, which is burdensome and expensive. We have conducted drug and performance characterization activities of certain TFF formulated salt containing vaccines, which suggest that the salt containing vaccines can be successfully converted from liquid suspension into dry powder, and then later be reconstituted at the time of use without causing a decrease in efficacy.

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

On August 13, 2020, we conducted a private placement of 3,048,654 shares of ours common stock, at a purchase price per share of $8.50, for aggregate gross proceeds to us of approximately $25,914,000, before deducting selling commissions and other offering expenses payable by us.

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

On March 11, 2020, the World Health Organization declared a novel strain of coronavirus disease (“COVID-19”) a global pandemic. We had expected to commence Phase I clinical trials our TFF formulation of Tacrolimus in Australia in the first quarter of 2020, and on March 13, 2020 we had received the approval of the Australian Human Research Ethics Committee to commence Phase I trials, however later in March 2020 our contract research organization in Australia informed us that because of the spread of the COVID-19 virus in Australia, there would be a delay in initiating the trial. During the second quarter of 2020, we were able to begin dosing in the Phase I Tacrolimus trial in Melbourne, Victoria, Australia. However, due to the resurgence of COVID-19 in the Melbourne area, in July 2020 the Phase I trials were delayed. With the flaring of COVID-19 in the Melbourne area and in order to remain dynamic, we opened a second clinical trial site in Brisbane, Queensland, Australia. and dosing in the Phase 1 clinical trial resumed in Australia during the third quarter 2020. We expect that dosing in this trial will be completed in the fourth quarter 2020. Any financial impact cannot be reasonably estimated at this time, but may materially affect our business and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

During the three months ended September 30, 2020 and 2019, we incurred $2,823,669 and $2,563,528 of research and development expenses and $2,254,912 and $300,640 of general and administrative expenses, respectively. The increase in research and development expenses during 2020 was due to the ramp-up of research and development activities following the completion of IPO in October 2019. The ramp up includes our preliminary analysis and testing of dry powder formulations of certain drugs and vaccines we believe have the potential to become product candidates. We expect our spending on research and development activities to continue to increase in upcoming quarters. The increase in general and administrative expenses in 2020 from the prior year period was mainly a result of public-company related increases in expenses of approximately $196,000, increased expenses related to consulting and business development activities of approximately $825,000, payroll and related expense increases of approximately $144,000 and an increase in stock-based compensation of approximately $741,000. We incurred a net loss applicable to common stockholders of $5,058,035 and $3,096,938 for three months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020 and 2019, we incurred $7,626,982 and $5,554,046 of research and development expenses and $5,147,639 and $1,721,691 of general and administrative expenses, respectively. The increase in research and development expenses during 2020 was due to the ramp-up of research and development activities following the completion of IPO in October 2019. The ramp up includes our preliminary analysis and testing of dry powder formulations of certain drugs and vaccines we believe have the potential to become product candidates. The increase in general and administrative expenses in 2020 from the prior year period was mainly a result of public-company related increases in expenses of approximately $933,000, increased expenses related to consulting and business development activities of approximately $1,200,000, payroll and related expense increases of approximately $480,000 and an increase in stock-based compensation of approximately $811,000. We incurred a net loss applicable to common stockholders of $12,671,812 and $7,976,914 for nine months ended September 30, 2020 and 2019, respectively.

Financial Condition

As of September 30, 2020, we had total assets of approximately $43.2 million and working capital of approximately $40.6 million. As of September 30, 2020, our liquidity included approximately $41.6 million of cash and cash equivalents. We believe that our cash on-hand as of the date of this report is sufficient to fund our proposed operating plan for, at least, the 12 months following the date of this report. However, as of the date of this report, we believe that we will need additional capital to fund our operations through to the marketing approval for TFF Vori and TFF Tac-Lac, assuming such approval can be obtained at all, and to engage in the substantial development of any other of our drug candidates, such as formulation, early stage animal testing and formal toxicology studies. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and co-development and joint ventures with industry partners, with a preference towards licensing fees for our technology and co-development and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

Off Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2020 Private Placement

On August 10, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with certain institutional and other accredited investors pursuant to which we issued and sold to the investors 3,048,654 shares of our common stock at a price of $8.50 per share for the approximate gross proceeds of $25.91 million, before deducting placement agent and other offering expenses. The shares were offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), in reliance on Section 4(a)(2) thereof and Regulation D thereunder. Each of the investors represented that it was an “accredited investor,” as defined in Regulation D, and is acquiring the shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The Purchase Agreement included customary representations, warranties, and covenants by the investors and us, and an indemnity from us in favor of the investors. Jefferies LLC acted as placement agent for the private placement and the private placement closed on August 13, 2020. Pursuant to the terms of the Registration Rights Agreement, we filed a resale registration statement on Form S-1 with the SEC on September 9, 2020.

Initial Public Offering

On October 29, 2019, we completed our initial public offering, or IPO, of 4,400,000 shares of our common stock, and on November 20, 2019 we closed on the sale and issuance of an additional 479,300 shares of common stock from the partial exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $5.00 per share. The offer and sale of all of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-233378), which was declared effective by the SEC on October 24, 2019.  There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 12, 2014 pursuant to Rule 424(b)(4). Pending the uses described in our definitive prospectus, we have invested the net proceeds from the offering in short-term, investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, and guaranteed obligations of the U.S. government.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.1	Form of Securities Purchase Agreement, dated August 10, 2020, between the Company and Investors named therein	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 11, 2020

10.2	Form of Registration Rights Agreement dated August 10, 2020 between the Company and investors named in the Securities Purchase Agreement	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 11, 2020

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

*	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TFF PHARMACEUTICALS, INC.

Date:	November 5, 2020	By:	/s/ Glenn Mattes
Glenn Mattes,
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2020	By:	/s/ Kirk Coleman
Kirk Coleman,
Chief Financial Officer
(Principal Financial Officer)