Form 10-K
period 2020-12-31
TFF Pharmaceuticals, Inc.
filed 2021-03-10
CIK 1733413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(737) 802-1973

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock: Par value $0.001	TFFP	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $83,662,145.

The number of shares of the registrant’s common stock outstanding as of March 5, 2021 was 23,139,900.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2020 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

ii

PART I

Item 1. Business

Background

TFF Pharmaceuticals, Inc. was formed as a Delaware corporation on January 24, 2018 for the purpose of developing and commercializing innovative drug products based on our patented Thin Film Freezing, or TFF, technology platform. We were formed by Lung Therapeutics, Inc., or LTI, an early stage biotechnology company focused on the development of certain technologies in the pulmonary field. In March 2018, we completed a Series A preferred stock financing with third-party investors, at which time we acquired certain of LTI’s non-core intellectual property rights and other assets, all of which relate to our TFF technology, for 4,000,000 shares of our common stock. As of March 5, 2021, LTI owns 2,950,000 shares of our common stock, or approximately 12.7% of our capital stock. We are no longer a subsidiary of LTI.

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

Overview

We are an early-stage biopharmaceutical company focused on developing and commercializing innovative drug products based on our patented Thin Film Freezing, or TFF technology platform. We believe, and early testing confirms, that our TFF platform can significantly improve the solubility of poorly water-soluble drugs, a class of drugs that makes up approximately 33% of the major pharmaceuticals worldwide, thereby improving the pharmacokinetic effect of those drugs. We believe that in the case of some new drugs that cannot be developed due to poor water-solubility, our TFF platform has the potential to increase the pharmacokinetic effect of the drug to a level allowing for its development and commercialization. In November 2019, we initiated Phase I human clinical trials of our lead product, TFF Voriconazole Inhalation Powder, or VIP, completed the clinical portion of the Phase 1 trial in July 2020 and progressed to a Phase 1b clinical trial in asthma patients in November 2020. In June 2020, we commenced Phase I human clinical trials of our TFF Tacrolimus Inhalation Powder, or TIP, product in Melbourne, Victoria, Australia, but in July 2020, the Phase I trials of our TFF TIP product were delayed due to a resurgence of COVID-19 in the Melbourne area. A second clinical trial site in Brisbane, Queensland, Australia was opened and we resumed dosing in the Phase 1 clinical trials in Australia during the third quarter 2020. As of the date of this report, we have not progressed the development of any other of our drug candidates to human clinical trials and our efforts have focused on the formulation, early stage animal testing and formal toxicology studies of our initial drug candidates in preparation for our first clinical trials.

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

We also focused on the joint development of dry powder formulations of proprietary drugs owned or licensed by other pharmaceutical companies. As of the date of this report, we are at various stages of feasibility studies of new chemical entities with multiple international pharmaceutical companies. In addition, we are actively engaged in the analysis and testing of dry powder formulations of certain drugs and vaccines through topical, ocular and nasal applications in connection with our participation in submissions made to certain government agencies for government contracts.

Our business model is to develop proprietary innovative drug product candidates that offer commercial or functional advantages, or both, to currently available alternatives. Because our initial dry powder drug candidates, TFF VIP and TFF TIP, will be established drugs that are off-patent, we believe that our initial drug product candidates will qualify for approval by the U.S. Food and Drug Administration, or FDA, through the FDA’s 505(b)(2) regulatory pathway and in corresponding regulatory paths in other foreign jurisdictions. The 505(b)(2) pathway sometimes does not require clinical trials other than a bioequivalence trial. However, to the extent we claim that our product candidates target a new indication or offer improved safety compared to the existing approved products, and it is our present expectation that we will in many cases, it is likely that we will be required to conduct additional clinical trials in order to obtain marketing approval. For example, and as more fully described below, based on a February 2019 pre-Investigational New Drug Application, or IND, meeting with the FDA concerning TFF VIP, we believe we will need to conduct Phase I and Phase II studies prior to filing for marketing approval for TFF VIP. In addition, based on a September 2019 pre-IND meeting with the FDA concerning TFF TIP, we also believe we will require Phase I and Phase IIb/IIIa studies prior to filing for marketing approval for TFF TIP. However, there can be no assurance that the FDA will not ask for additional clinical data for either TFF VIP or TFF TIP.

While we intend to target the development of off-patent drugs for which we would directly pursue the development of a dry powder formulation through the FDA’s 505(b)(2) regulatory pathway, not all of our product candidates will target off-patent drugs and, at least in the case of a dry powder formulation of cannabidiol, or CBD, our product candidate may not be a drug. We do not expect our proposed dry powder formulation of CBD drug product to be off-patent and our proposed dry powder formulation of aluminum salt vaccines may not be off-patent. We also expect that our dry powder formulation of a CBD drug product will likely require a full New Drug Application, or NDA, through the FDA’s 505(b)(1) regulatory pathway; however, a non-pharmaceutical CBD dry powder formulation, such as a dietary supplement, may not require FDA pre-market approval. We expect that our dry powder formulation of aluminum salt vaccines will require a biological license application, or BLA, which is very similar to a full NDA through the FDA’s 505(b)(1) regulatory pathway.

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

We have entered into short-term contract manufacturing agreements with IriSys, Inc. and CoreRx, Inc. for their provision of certain product testing, development and preclinical and clinical manufacturing services for our TFF VIP and TFF TIP product candidates, respectively. Our agreements with IriSys and CoreRx include customary provisions concerning confidentiality, indemnification and intellectual property rights, including our exclusive ownership of all intellectual property developed severally or jointly relating to our TFF technology. We have not entered into agreements with any contract manufacturers for the commercial supply, however, we believe that both IriSys and CoreRx, among several other manufacturers, have the experience and the capacity to serve as a commercial contract manufacturer. We believe we will be able to engage a commercial contract manufacturer for our product candidates in a timely manner at competitive pricing.

Each of CoreRx’s and IriSys’ facilities and services are conducted in accordance with the FDA’s current good manufacturing practices, or cGMPs, regulations, and IriSys and CoreRx are in the process of onboarding the TFF technology to support preclinical and clinical supply of our TFF VIP and TFF TIP drug product candidates, respectively.

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

TFF Voriconazole Inhalation Powder, VIP – For the Treatment of Invasive Pulmonary Aspergillosis

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

We believe, and our preclinical studies and clinical trials to date confirm, that our TFF platform can be used to formulate a dry powder version of Voriconazole, generally considered to be one of the best antifungal drugs used in the treatment of IPA. Voriconazole is an off-patent drug and our TFF prepared version of Voriconazole would represent the first inhaled antifungal medication for the treatment of IPA, which has the potential to put the drug exactly where it is needed while minimizing off target effects.

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

Through our work with UT, we successfully conducted preclinical testing of a TFF formulation of Voriconazole in 2018.

In February 2019, we participated in a pre-IND meeting with the FDA for purposes of discussing our proposed regulatory pathway for TFF VIP and obtaining guidance from the FDA on the pre-clinical plan leading to the filing and acceptance of an IND application for TFF VIP. We were successful in gaining agreement that a 505(b)(2) approach would be appropriate for TFF VIP. In October 2019, we submitted to the FDA an IND for our TFF VIP and initiated our Phase I human clinical trials in November 2019. We completed the clinical portion of our Phase 1 trial in July 2020 and progressed to a Phase 1b clinical trial in asthma patients in November 2020. We believe that subject to a successful completion of a well-controlled and adequately powered Phase II study, we will be able to file FDA marketing approval. However, there can be no assurance that the FDA will not ask for additional clinical data. We also believe that our dry powder formulation may qualify as an orphan drug, as there are an estimated 50,000 transplants in the U.S. each year that are at risk of developing IPA as well as approximately 50,000 patients suffering with IPA.

TFF Tacrolimus Inhalation Powder, TIP — For Immunosuppression to Prevent Organ Transplant Rejection

We are developing TFF TIP, a dry powder version of Tacrolimus, an immunosuppressive drug used in transplant medicine. Prograf Tacrolimus is currently the second most commonly administered immunosuppressive agent in solid organ transplantation despite what we believe to be the many challenges for patients and physicians when used for extended periods. Prograf Tacrolimus can cause nephrotoxicity, particularly when used in high doses. According to product labeling and prescribing information for Prograf Tacrolimus, nephrotoxicity was reported in approximately 52% of kidney transplantation patients and in 40% and 36% of liver transplantation patients receiving Prograf in the U.S. and European randomized trials, respectively, and in 59% of heart transplantation patients in a European randomized trial.

Although Tacrolimus has been shown via animal models to be beneficial for a number of immunological diseases that affect the lung, systemic toxicity (including renal failure, hypertension, hirsutism, diabetes) has limited its use. In addition, Tacrolimus when delivered orally or intravenously has been shown to have side effects including nausea, indigestion, stomach pain and headaches. Adverse events associated with Tacrolimus when delivered orally or intravenously include increase in cancer, increase in infections, anemia, kidney problems, nervous system problems (including seizures, coma, tremors, confusion, headaches), high blood pressure, QT prolongation, high level of potassium in the blood, myocardial hypertrophy, diabetes, damage to the brain, high level of fats or lipids or phosphates in the blood, constipation, diarrhea, bronchitis, inability to sleep, low magnesium levels, reduction in white blood cells, lack of energy, damage to the peripheral nerves, and fluid around the heart.

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

Through our partners at UT, we successfully conducted preclinical testing of our dry powder formulation of Tacrolimus in 2018.

In September 2019, we participated in a pre-IND meeting with the FDA for purposes of discussing our proposed regulatory pathway for TFF TIP and obtaining guidance from the FDA on the pre-clinical plan leading to the filing and acceptance of an IND application for TFF TIP. We were successful in gaining agreement that a 505(b)(2) approach would be appropriate for TFF TIP. We are conducting Phase I clinical trials for our TFF formulation of Tacrolimus in Australia, which we consider to be a highly desirable site to conduct human clinical trials. On March 13, 2020, we received the approval of the Alfred Hospital Human Research Ethics Committee to commence Phase I trials in Melbourne, Victoria, Australia. However, later in March 2020, our contract research organization partner in Australia informed us that due to the spread of the COVID-19 virus in Australia, there would be a delay in initiating the trial. One contributing factor is that Tacrolimus is an immunosuppressant drug and, given the threat of the COVID-19 virus, we were concerned that even though we would be dosing healthy volunteers the inhalation of an immunosuppressant could increase the risk of severe complications if a volunteer was to contract COVID-19. In June 2020, we were able to begin dosing in the Phase I trial our TFF TIP in Melbourne, however, in July 2020, due to the resurgence of COVID-19 in the Melbourne area, the Phase I trials were delayed. With the flaring of COVID-19 in the Melbourne area and in order to remain dynamic, a second clinical trial site in Brisbane, Queensland, Australia was opened and we resumed dosing in the Phase I clinical trials during the third quarter of 2020. As of the date of this report, we intend to submit to the FDA an IND for TFF TIP when we initiate Phase 2 clinical trials.

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

Other Potential Dry Powder Products

Our business model is to develop proprietary innovative drug product candidates that offer commercial or functional advantages, or both, to currently available alternatives. In our initial evaluation of the market, we have identified a number of potential drug candidates that show promise upon initial assessment, for two of which we have conducted meaningful development activities, including dry powder formulations of:

●

Inhaled SARS-CoV2 Monoclonal Antibody (Joint development with Augmenta BioWorks), is an inhaled powder form of a novel neutralizing monoclonal antibody (mAb) produced using the proprietary TFF process. The proprietary mAb in this formulation was identified by Augmenta BioWorks and has demonstrated potent binding and neutralization activity against the SARS-CoV2 virus that causes the COVID-19 disease. Recent Emergency Use Authorizations of anti-SARS-CoV2-mAbs delivered by intravenous infusion have been achieved by Regeneron and Eli Lilly. Early testing confirmed that our TFF platform can be used to formulate a dry powder mAb for inhalation delivery. We believe a TFF prepared anti-SARS-CoV2-mAb administered directly to the lungs can maximize the early outpatient treatment of patients with COVID-19 infections who are at risk for serious disease complications while minimizing the amount of antibody required to achieve efficacious doses.

●

Niclosamide Inhalation Powder is an inhaled dry powder formulation of Niclosamide produced using the proprietary TFF process. Niclosamide has been used to treat tapeworm infections in humans since the 1960s and was recently reported to be one of the most potent approved drugs in screens for antiviral activity against the SARS-CoV2 virus that causes the COVID-19 disease. Early testing confirmed that our TFF platform can be used to formulate a dry powder version of Niclosamide, which is no longer subject to patent protection. We believe a TFF prepared dry powder formulation of Niclosamide administered directly to the lungs can maximize both the early outpatient treatment of patients with COVID-19 infections who are at risk for serious disease complications and for prophylactic use for persons exposed to COVID-19. TFF has also obtained the rights to a novel formulation that may enhance the bioavailability of Niclosamide through oral delivery under our license from the University of Texas. Systemically delivered Niclosamide has shown promise for the treatment of COVID -19 and various forms of cancer.

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

Licenses and Intellectual Property Rights

We hold rights to our TFF technology pursuant to a patent license agreement entered into in July 2015, between University of Texas at Austin, or UT, and our former parent, LTI, which LTI assigned to us in March 2018, as amended by UT and us on November 30, 2018. UT is the owner of 42 U.S. and international patents and patent applications with claims covering the TFF platform. Pursuant to the amended patent license agreement, we hold an exclusive worldwide, royalty bearing license to the rights to the aforementioned patents, including any divisionals, continuations and extensions, in all fields of use.

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

Employees and Human Capital Resources

As of the date of this report, we have four employees, including our executive officers, and several consultants providing technical, financial and general administrative services.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Risks Related to Our Business

We are a clinical-stage biopharmaceutical company with limited operating history. We are a biopharmaceutical company, newly-formed in January 2018, and have limited operating history. We have not commenced revenue-producing operations. In November 2019, we initiated Phase I human clinical trials for our TFF VIP product candidate and in June 2020, we initiated Phase I human clinical trials for our TFF TIP product candidate, however, to date, our operations have otherwise consisted of preliminary research and development, drug formulation and characterization and testing of our initial product candidates. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As a development stage biopharmaceutical company, we are subject to all the risks inherent in the organization, financing, expenditures, complications and delays involved with a new business. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we may be unable to:

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

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the fiscal years ended December 31, 2020 and 2019, we incurred a net loss applicable to common stockholders of $18.6 million and $36.7 million, respectively. As of December 31, 2020, we had an accumulated deficit of $34.3 million. We expect to continue to incur substantial expenses without any corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize at least one of our product candidates. However, there can be no assurance we will be able to obtain regulatory approval for any of our product candidates. Even if we are able to obtain regulatory approval and subsequently commercialize our product candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability.

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

We expect we will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2020, we had total assets of approximately $38.7 million and working capital of approximately $36.2 million. As of December 31, 2020, our liquidity included approximately $35.3 million of cash and cash equivalents. We believe that our cash on-hand as of the date of this report is sufficient to fund our proposed operating plan for, at least, the 12 months following the date of this report. However, as of the date of this report, we believe that we will need additional capital to fund our operations through to the marketing approval for TFF VIP and TFF TIP, assuming such approval can be obtained at all, and to engage in the substantial development of any other of our drug candidates, such as formulation, early stage animal testing and formal toxicology studies. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and co-development and joint ventures with industry partners, with a preference towards licensing fees for our technology and co-development and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

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

Our business may be adversely affected by the recent COVID-19 outbreak. In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of COVID-19 have intensified. At this time, the United States and certain other countries are the subject of lock-downs and self-isolation procedures, which have significantly limited business operations and restricted internal and external meetings. We had expected to commence Phase 1 clinical trials our TFF formulation of Tacrolimus, or TFF TIP, in Australia in the first quarter of 2020, and on March 13, 2020 we had received the approval of the Australian Human Research Ethics Committee to commence Phase 1 trials. However, later in March 2020, our contract research organization partner in Australia informed us that because of the spread of the COVID-19 virus in Australia, there would be a delay in initiating the trials. One contributing factor is that Tacrolimus is an immunosuppressant drug and, given the threat of the COVID-19 virus, we were concerned that even though we would be dosing healthy volunteers the inhalation of an immunosuppressant could increase the risk of severe complications if a volunteer was to contract COVID-19. In June 2020, we were able to begin dosing in the Phase I trial our TFF TIP in Melbourne, however, in July 2020, due to the resurgence of COVID-19 in the Melbourne area, the Phase I trials were delayed. With the flaring of COVID-19 in the Melbourne area and in order to remain dynamic, a second clinical trial site in Brisbane, Queensland, Australia was opened and we resumed dosing in the Phase I clinical trials during the third quarter of 2020. Further, the outbreak and any preventative or protective actions that we or our customers may take in respect of COVID-19 may result in a period of disruption to other work in progress. Our customers’ businesses could be disrupted, and our future costs and potential revenues and technology evaluations could be negatively affected. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

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

We will be completely dependent on third parties to manufacture our product candidates, and the commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices. We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture our drug candidates for use in our clinical trials or for commercial sales, if any. As a result, we will be obligated to rely on contract manufacturers, if and when any of our product candidates are approved for commercialization. We have entered into short-term contract manufacturing agreements with IriSys, Inc. and CoreRx, Inc. for their provision of certain product testing, development and clinical manufacturing services for our TFF VIP and TFF TIP product candidates, respectively, and we are currently in discussion with several contract manufacturers for the commercial supply of any drug candidates we are able to bring to market. However, we have not entered into agreements with any contract manufacturers for commercial supply and may not be able to engage contract manufacturers for commercial supply of any of our product candidates on favorable terms to us, or at all, should the need arise.

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

Because our initial dry powder drug candidates, TFF VIP and TFF TIP, will be established drugs that are off-patent, we believe that our initial drug product candidates will qualify for FDA approval through the FDA’s 505(b)(2) regulatory pathway and in corresponding regulatory paths in other foreign jurisdictions. The 505(b)(2) pathway sometimes does not require clinical trials other than a bioequivalence trial; however, to the extent we claim that our drug product candidates target a new indication or offer improved safety compared to the existing approved products, and it is our present expectation that we will do so in many cases, it is likely that we will be required to conduct additional clinical trials in order to obtain marketing approval. For example, based on separate pre-IND meetings with the FDA concerning TFF VIP and TFF TIP, we believe we will need to conduct Phase I and Phase II studies prior to filing for marketing approval for TFF VIP and Phase I and Phase IIb/IIIa studies prior to filing for marketing approval for TFF TIP. However, there can be no assurance that the FDA will not ask for additional clinical data for either TFF VIP or TFF TIP.

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

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Our business model depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. In November 2019, we initiated Phase I human clinical trials for our TFF VIP product candidate and initiated Phase I human clinical trials for our TFF TIP product candidate in June 2020. However, as of the date of this report, we have not otherwise progressed any of our product candidates beyond performance characterization and animal testing. We may not be successful in obtaining approval from the FDA or comparable foreign regulatory authorities to start clinical trials for any other of our product candidates. If we do not obtain such approvals as presently planned, the time in which we expect to commence clinical programs for any product candidate will be extended and such extension will increase our expenses, delay our potential receipt of any revenues, and increase our need for additional capital. Moreover, there is no guarantee that we will receive approval to commence human clinical trials or, if we do receive approval, that our clinical trials will be successful or that we will continue clinical development in support of an approval from the FDA or comparable foreign regulatory authorities for any indication. We note that most product candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates. Therefore, our business currently depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in October 2019 at a price of $5.00 per share, the reported high and low sales prices of our common stock have ranged from $3.44 to $21.14 through December 31, 2020. The market price of our shares on the NASDAQ Global Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline. The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline. In addition, independent industry analysts may provide reviews of our product candidates and our TFF platform’s capabilities, as well as those of our competitors, and perception of our offerings in the marketplace may be significantly influenced by these reviews. We have no control over what these industry analysts report, and because industry analysts may influence current and potential customers, our brand could be harmed if they do not provide a positive review of our products and platform capabilities or view us as a market leader.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our former parent, LTI, currently provides us with office space and certain administrative services and equipment for no charge. Those offices are located at 2600 Via Fortuna, Suite 360 Austin, Texas, 78746; telephone number (737) 802-1975. We also lease 1,500 square feet of office space in Doylestown, Pennsylvania. The lease agreement is for one year and expires October 31, 2021, subject to our option to renew for an additional year. The monthly lease rate is $3,000.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our common stock has traded on the NASDAQ Stock Market under the symbol “TFFP,” since our initial public offering on October 25, 2019. Since then, our common stock common stock has experienced, and is expected to experience in the future, significant price and volume volatility. The following table shows the reported high and low closing prices per share for our common stock based on information provided by the NASDAQ Stock Market for the periods indicated.

Fiscal Year Ended December 31, 2019	High	Low
Fourth Quarter (commencing on October 25, 2019)	$5.40	$4.71

Fiscal Year Ended December 31, 2020
First Quarter	$5.36	3.51
Second Quarter	6.08	3.79
Third Quarter	18.47	5.86
Fourth Quarter	18.49	12.74

Holders of Record

As of March 5, 2021, there were 14 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business.

Equity Compensation Plan Information

We have adopted the TFF Pharmaceuticals, Inc. 2018 Stock Incentive Plan providing for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants. We reserved 3,284,480 shares of our common stock under the 2018 Plan. All officers, directors, employees and consultants to our company are eligible to participate under the plan. The purpose of the plan is to provide eligible participants with an opportunity to acquire an ownership interest in our company.

The following table sets forth certain information as of December 31, 2020 about our stock plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	2,610,495	$5.63	673,985
Equity compensation plans not approved by security holders	—	—	—
Total	2,610,495	$5.63	673,985

Unregistered Sales of Equity Securities and Use of Proceeds

On August 10, 2020, we entered into a Securities Purchase Agreement, or the Purchase Agreement, and a Registration Rights Agreement with certain institutional and other accredited investors, pursuant to which the investors purchased 3,048,654 shares of our common stock at a price of $8.50 per share for the approximate gross proceeds of $25.91 million, before deducting placement agent and other offering expenses. The Purchase Agreement included customary representations, warranties, and covenants by the investors and us, and an indemnity from us in favor of the investors. Pursuant to the terms of the Registration Rights Agreement, we filed a resale registration statement with the SEC on September 9, 2020 for purposes of registering the resale of the shares sold to the investors. The sale of our shares to the investors was exempt under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 there under. All of the investors were accredited investors, as such term is defined in Rule 501 under the Securities Act.

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

August 2020 Private Placement. On August 13, 2020, we conducted a private placement of 3,048,654 shares of common stock, at a purchase price per share of $8.50, for aggregate gross proceeds of approximately $25,914,000, before deducting selling commissions and other offering expenses. After deducting the placement agent and other offering expenses, we received net proceeds of approximately $24,280,000.

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

On March 11, 2020, the World Health Organization declared a novel strain of coronavirus disease (“COVID-19”) a global pandemic. We had expected to commence Phase I clinical trials our TFF formulation of Tacrolimus in Australia in the first quarter of 2020, and on March 13, 2020 we had received the approval of the Australian Human Research Ethics Committee to commence Phase I trials, however later in March 2020 our contract research organization in Australia informed us that because of the spread of the COVID-19 virus in Australia, there would be a delay in initiating the trial. During the second quarter of 2020, we were able to begin dosing in the Phase I Tacrolimus trial in Melbourne, Victoria, Australia. However, due to the resurgence of COVID-19 in the Melbourne area, in July 2020 the Phase I trials were delayed. With the flaring of COVID-19 in the Melbourne area and in order to remain dynamic, we opened a second clinical trial site in Brisbane, Queensland, Australia and dosing in the Phase 1 clinical trial resumed in Australia during the third quarter 2020. We expect that dosing in this trial will be completed early in the second quarter of 2021. Any financial impact cannot be reasonably estimated at this time, but may materially affect our business and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

During the fiscal years ended December 31, 2020 and 2019, we incurred $10.7 million and $8.8 million of research and development expenses and $8.0 million and $3.2 million of general and administrative expenses, respectively. The increase in research and development expenses during 2020 was due to the ramp-up of research and development activities following the completion of our IPO in October 2019. The ramp up includes our preliminary analysis and testing of dry powder formulations of certain drugs and vaccines we believe have the potential to become product candidates. We expect our spending on research and development activities to continue to increase in upcoming quarters. The increase in general and administrative expenses in 2020 from the prior year was mainly a result of public-company related increases in expenses of approximately $1,250,000, increased expenses related to consulting and business development activities of approximately $1,274,000, payroll and related expense increases of approximately $827,000 and an increase in stock-based compensation of approximately $1,457,000. While we expect our general and administrative expenses to continue to increase over the next few years, we anticipate the rate of increase will be less than the increase from 2019 to 2020. We incurred a net loss applicable to common stockholders of $18.6 million and $36.7 million for the fiscal years ended December 31, 2020 and 2019, respectively. The decrease in net loss applicable to common stockholders was due to a deemed dividend of $24.0 million upon the conversion of our Series A preferred stock in October 2019.

Financial Condition

As of December 31, 2020, we had total assets of approximately $38.7 million and working capital of approximately $36.2 million. As of December 31, 2020, our liquidity included approximately $35.3 million of cash and cash equivalents. We believe that our cash on-hand as of the date of this report is sufficient to fund our proposed operating plan for, at least, the 12 months following the date of this report. However, as of the date of this report, we believe that we will need additional capital to fund our operations through to the marketing approval for TFF VIP and TFF TIP, assuming such approval can be obtained at all, and to engage in the substantial development of any other of our drug candidates, such as formulation, early stage animal testing and formal toxicology studies. If we encounter unforeseen delays or expenses, we have the ability to curtail our presently planned level of operations. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and co-development and joint ventures with industry partners, with a preference towards licensing fees for our technology and co-development and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2020 and 2019:

	Year ended December 31, 2020	Year ended December 31, 2019
Net cash used in operating activities	$(16,615,589)	$(11,216,122)
Cash used in investing activities	(1,102,808)	-
Cash flows provided by financing activities	24,994,665	29,049,387
Effect of exchange rate changes	(70,399)	-
Net increase in cash and cash equivalents	$7,205,869	$17,833,265

The increase in cash used in operating activities is primarily a result of higher operating losses in 2020 due to our business expansion, including additional personnel and increased product candidate development activity. The financing activity primarily consists of the October 2019 initial public offering, or IPO, and the August 2020 private placement.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

TFF Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TFF Pharmaceuticals, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

New York, NY
March 10, 2021

TFF PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$35,300,805	$28,094,936
Prepaid assets and other current assets	2,258,229	1,092,462
Total current assets	37,559,034	29,187,398
Property and equipment, net	1,102,808	—
Total assets	$38,661,842	$29,187,398

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,297,725	$410,638
Deferred research grant revenue	24,315	—
Total current liabilities	1,322,040	410,638
Accrued research and development expense (see Note 5)	—	1,132,013
Total liabilities	1,322,040	1,542,651

Commitments and contingencies (see Note 4)

Stockholders’ equity:
Common stock; $0.001 par value, 45,000,000 shares authorized; 22,534,874 and 18,450,992 shares issued and outstanding as of December 31, 2020 and 2019, respectively	22,535	18,451
Additional paid-in capital	71,648,453	43,338,710
Accumulated other comprehensive loss	(51,538)	—
Accumulated deficit	(34,279,648)	(15,712,414)
Total stockholders’ equity	37,339,802	27,644,747
Total liabilities and stockholders’ equity	$38,661,842	$29,187,398

The accompanying notes are an integral part of these consolidated financial statements.

TFF PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Operating expenses:
Research and development	$10,681,565	$8,822,226
General and administrative	8,012,085	3,165,331
Total operating expenses	18,693,650	11,987,557

Loss from operations	(18,693,650)	(11,987,557)

Other income:
Interest income	126,416	117,329
Total other income	126,416	117,329

Net loss	(18,567,234)	(11,870,228)

Preferred stock dividend	—	(875,359)
Deemed dividend for beneficial conversion feature of Series A Preferred Stock	—	(23,929,751)

Net loss applicable to common stock	$(18,567,234)	$(36,675,338)
Net loss applicable to common stock per share, basic and diluted	$(0.91)	$(5.31)

Weighted average common shares outstanding, basic and diluted	20,425,162	6,904,983

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss	$(18,567,234)	$(11,870,228)
Other comprehensive loss:
Foreign currency translation adjustments	(51,538)	—
Comprehensive loss	$(18,618,772)	$(11,870,228)

The accompanying notes are an integral part of these consolidated financial statements.

TFF PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2019	4,000,000	$4,000	$596,724	$-	$(3,842,186)	$(3,241,462)

Issuance of common stock in connection with IPO, including underwriter’s over- allotment, net of offering costs and underwriter’s discount	4,879,300	4,879	21,748,969	-	-	21,753,848

Stock-based compensation	-	-	590,041	-	-	590,041

Dividends on preferred stock	-	-	(875,359)	-	-	(875,359)

Conversion of Series A Preferred Stock (including accrued dividends) to common stock	9,571,692	9,572	21,278,335	-	-	21,287,907

Net loss	-	-	-	-	(11,870,228)	(11,870,228)

Balance, December 31, 2019	18,450,992	18,451	43,338,710	-	(15,712,414)	27,644,747

Sale of common stock, net of offering costs	3,048,654	3,048	24,277,235	-	-	24,280,283

Issuance of common stock for accrued research and development expense	220,666	221	1,131,792	-	-	1,132,013

Issuance of common stock for stock option exercises	285,003	285	714,097	-	-	714,382

Issuance of common stock in connection with cashless warrant exercises	529,559	530	(530)	-	-	-

Stock-based compensation	-	-	2,187,149	-	-	2,187,149

Foreign currency translation adjustment	-	-	-	(51,538)	-	(51,538)

Net loss	-	-	-	-	(18,567,234)	(18,567,234)

Balance, December 31, 2020	22,534,874	$22,535	$71,648,453	$(51,538)	$(34,279,648)	$37,339,802

The accompanying notes are an integral part of these consolidated financial statements.

TFF PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash flows from operating activities:
Net loss	$(18,567,234)	$(11,870,228)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,187,149	590,041
Changes in operating assets and liabilities:
Prepaid assets	(1,122,495)	(1,080,397)
Accounts payable	862,676	12,449
Deferred research grant revenue	24,315	-
Accrued research and development expense	-	1,132,013

Net cash used in operating activities	(16,615,589)	(11,216,122)

Cash flows from investing activities:
Purchases of property and equipment	(1,102,808)	-
Net cash used in investing activities	(1,102,808)	-

Cash flows from financing activities:
Net proceeds from issuance of common stock in connection with IPO	-	21,851,160
Net proceeds from issuance of preferred stock	-	7,198,227
Net proceeds from issuance of common stock	24,280,283	-
Proceeds from issuance of common stock for stock option exercises	714,382	-

Net cash provided by financing activities	24,994,665	29,049,387

Effect of exchange rate changes on cash and cash equivalents	(70,399)	-

Net increase in cash and cash equivalents	7,205,869	17,833,265

Cash and cash equivalents at beginning of year	28,094,936	10,261,671

Cash and cash equivalents at end of year	$35,300,805	$28,094,936

Supplemental disclosure of non-cash investing and financing activities:
Accrued dividend	$-	$875,359
Conversion of Series A Preferred Stock (including accrued dividends) to common stock	$-	$21,287,907
Offering costs netted with proceeds from IPO	$-	$97,312
Deemed dividend for beneficial conversion feature of Series A Preferred Stock	$-	$23,929,751
Cashless exercise of warrants	$530	$-
Issuance of common stock for accrued research and development expense	$1,132,013	$-

The accompanying notes are an integral part of these consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2020 and 2019

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

COVID-19

On March 11, 2020, the World Health Organization declared a novel strain of coronavirus disease (“COVID-19”) a global pandemic. At this time, the United States and certain other countries are the subject of lock-downs and self-isolation procedures, which have significantly limited business operations and restricted internal and external meetings. The Company had expected to commence Phase I clinical trials of its thin film freezing, or TFF, formulation of Tacrolimus in Australia in the first quarter of 2020, and on March 13, 2020 the Company received the approval of the Alfred Hospital Human Research Ethics Committee to commence Phase I trials, however, later in March 2020, the Company’s contract research organization in Australia informed the Company that because of the spread of the COVID-19 virus in Australia, there would be a delay in initiating the trial. During the second quarter of 2020, the Company was able to begin dosing in the Phase I Tacrolimus trial in Melbourne, Victoria, Australia. However, due to the resurgence of COVID-19 in the Melbourne area, in July 2020 the Phase I trials were delayed. With the flaring of COVID-19 in the Melbourne area and in order to remain dynamic, the Company opened a second clinical trial site in Brisbane, Queensland, Australia. and dosing in the Phase 1 clinical trial resumed in Australia during the third quarter 2020. We expect that dosing in this trial will be completed early in the second quarter of 2021. Any financial impact from the COVID-19 global pandemic cannot be reasonably estimated at this time, but may materially affect our business and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2020 and 2019

NOTE 2 – LIQUIDITY AND MANAGEMENT’S PLANS

As of December 31, 2020, the Company had cash and cash equivalents of approximately $35,301,000 and a working capital surplus of approximately $36,237,000. The Company has not generated revenues since inception and has incurred recurring operating losses. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development.

The Company expects to further increase its research and development activities, which will increase the amount of cash utilized subsequent to December 31, 2020. Specifically, the Company expects increased spending on research and development activities and higher payroll expenses as it increases its professional and scientific staff and continues to prepare for anticipated manufacturing activities. If we encounter unforeseen delays or expenses, we have the ability to curtail our presently planned level of operations. The Company currently believes its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these consolidated financial statements.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Geographic Concentrations

The Company conducts business in the U.S. and Australia. As of December 31, 2020, the Company maintained 100% of its net property and equipment in the U.S. There was no property and equipment as of December 31, 2019.

Deferred Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340, Other Assets and Deferred Costs. Deferred offering costs of consisted primarily of legal, accounting and filing fees that were related to the Company’s IPO and were charged to capital upon completion of the IPO in October 2019. There are no deferred offering costs as of December 31, 2020 and 2019.

Cash and Cash Equivalents

The Company maintains its operating accounts in financial institutions in the U.S. and in Australia. The balances are insured up to specified limits. The Company’s cash is maintained in checking accounts and money market funds with maturities of less than three months when purchased, which are readily convertible to known amounts of cash, and which in the opinion of management are subject to insignificant risk of loss in value. As of December 31, 2020 and 2019, the Company had cash in Australia of AUD$214,240 (US$165,092) and $0, respectively.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2020 and 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company calculates depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to five years for furniture, fixtures, lab and computer equipment and software. Assets held within construction in progress are not depreciated. Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for its intended use. As of December 31, 2020, all of the Company’s property and equipment consist of lab equipment that are considered construction in progress. Expenditures for repairs and maintenance of assets are charged to expense as incurred.

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are not recorded as a tax benefit or expense in the current year. The Company recognizes interest and penalties, if any, related to uncertain tax positions in interest expense. No interest and penalties related to uncertain tax positions were accrued at either December 31, 2020 or 2019.

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

Revenue Recognition

The Company entered into a feasibility and material transfer agreement (“Feasibility Agreement”) with a third party that provided the Company funds in return for certain research and development activities. Revenue from the Feasibility Agreement will be recognized in the period during which the related qualifying services are rendered and costs are incurred, provided that the applicable conditions under the Feasibility Agreement have been met.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2020 and 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Feasibility Agreement is on a best-effort basis and does not require scientific achievement as a performance obligation. All fees received under the agreement are non-refundable. The costs associated with the agreement are expensed as incurred and will be reflected as a component of research and development expense in the accompanying consolidated statements of operations.

Funds received from the Feasibility Agreement will be recorded as revenue as the Company is the principal participant in the arrangement because the activities under the Feasibility Agreement are part of the Company’s development programs. In those instances where the Company first receives consideration in advance of providing underlying services, the Company classifies such consideration as deferred revenue until (or as) the Company provides the underlying services. In those instances where the Company first provides the underlying services prior to its receipt of consideration, the Company records a grant receivable. As of December 31, 2020 and 2019, the Company had deferred grant revenue of $24,315 and $0, respectively.

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

Basic and Diluted Earnings per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive share equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. Since the Company has had net losses for all periods presented, all potentially dilutive securities are anti-dilutive. Basic weighted average shares outstanding for the years ended December 31, 2020 and 2019 include 400,000 shares underlying a warrant to purchase common shares. As the shares underlying this warrant can be issued for little consideration (an aggregate exercise price of $0.01 per share), these shares are deemed to be issued for purposes of basic earnings per share.

For the years ended December 31, 2020 and 2019, the Company had the following potential common stock equivalents outstanding which were not included in the calculation of diluted net loss per common share because inclusion thereof would be anti-dilutive:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Stock Options	2,610,495	2,139,078
Warrants	417,355	1,076,463
	3,027,850	3,215,541

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

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2020 and 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Recent Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). This ASU will require lessees to recognize a right-of-use asset and lease liability on the consolidated balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 supersedes the lease accounting requirements of ASC Topic 840, Leases. The Company adopted this standard on January 1, 2020, using the modified retrospective approach, which did not cause adjustments to prior comparative periods. The new standard provides a number of optional practical expedients in transition. The Company has elected the following “package of practical expedients” when assessing the transition impact as the lessee as of January 1, 2020: (1) not to reassess whether any expired or existing contracts, contain leases; (2) not to reassess the lease classification for any expired or existing leases; and (3) not to reassess initial direct costs for any existing leases. Leases with an initial term of 12 months or less are considered short-term leases and are not recorded on the balance sheet as the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company reviewed all contracts that may contain leases and has determined that there was no impact related to the adoption of ASU 2016-02 as the only contract that contains a lease on the adoption date is for office space in Doylestown, Pennsylvania, which is considered a short-term lease. See Note 4 for more information regarding the leased office space.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2020 and 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which clarifies and simplifies certain aspects of the accounting for income taxes. The standard is effective for years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2020. The adoption of this standard on January 1, 2021 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities, Investments – Equity Method and Joint Ventures, and Derivatives and Hedging – Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815, intended to clarify the interactions between ASC 321, ASC 323 and ASC 815. The new standard addresses accounting for the transition into and out of the equity method and measurement of certain purchased options and forward contracts to acquire investments. The standard is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires changes to be made prospectively. The adoption of this standard on January 1, 2021 is not expected to have a material impact on the Company’s consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2020 and 2019

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In October 2018, the Company entered into a lease agreement for office space in Doylestown, Pennsylvania. The lease commenced on October 15, 2018, the Company exercised a one-year lease renewal in October 2019, and another one-year lease renewal in October 2020 that will expire on October 31, 2021. The lease has an additional one-year option for renewal, and the base rent is $36,000 per year. The Company has determined that the lease agreement is considered a short-term lease under ASC 842 and has not recorded a right-of-use asset or liability. The Company rents another office space on a month-to-month basis with no long-term commitment, which is considered a short-term lease as well. Short-term lease expense for the years ended December 31, 2020 and 2019 was approximately $59,000 and $28,000, respectively.

Approximate future minimum lease payments required under the operating lease, as amended, are as follows:

Year ending December 31,	Amount
2021	$30,000

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

NOTE 5 – LICENSE AND AGREEMENTS

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

In May 2018, the Company entered into a master services agreement and associated individual study contracts with ITR Canada, Inc. (“ITR”) to provide initial contract pre-clinical research and development services for the Company’s drug product candidates. The fees payable for pre-clinical research and development services under these study contracts totaled $1,790,000, with no minimum fee requirement. In January 2019, the Company cancelled all of the individual study contracts with ITR and entered into a contract with 11036114 Canada Inc. (initially dba VJO Non-Clinical Development and now dba Strategy Point Innovations (“SPI”)) to complete additional pre-clinical research and development services in order to take advantage of eligible Canadian Tax Credits. The services related to the contract with SPI were sub-contracted to ITR under substantially the same terms as the initial contract with ITR, with fees payable for services under statements of work that are currently open totaling $4,582,000, as amended. During the years ended December 31, 2020 and 2019, the Company recorded research and development costs of approximately $1,177,000 and $2,746,000, respectively.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2020 and 2019

NOTE 5 – LICENSE AND AGREEMENTS, continued

In April 2019, the Company entered into a master services agreement with Irisys, LLC to provide contract manufacturing services for one of the Company’s drug product candidates, Voriconazole. The fees payable for open contract manufacturing services under this agreement total approximately $3,220,000, as amended, with additional pass-through costs. During the years ended December 31, 2020 and 2019, the Company recorded research and development costs of approximately $1,837,000 and $867,000, respectively.

In June 2019, the Company entered into a master services agreement with CoreRx to provide contract manufacturing services for one of the Company’s drug product candidates, Tacrolimus. The fees payable for open contract manufacturing services under this agreement total approximately $1,103,000, as amended, with additional pass-through costs. During the years ended December 31, 2020 and 2019, the Company recorded research and development costs of approximately $839,000 and $290,000, respectively.

In August 2019, the Company entered into a master services agreement and associated individual study contracts with Conform Clinical Development, Inc. and its affiliates, Les Entreprises Envie Inc. (dba Envie Ventures) and Desire Ventures LLC, which sub-contracted with Inflamax Research Limited (dba Cliantha Research) to perform a Phase I study of one of the Company’s drug candidates, Voriconazole. The fees payable for the open services under this contract total approximately $1,484,000, as amended. During the years ended December 31, 2020 and 2019, the Company recorded research and development costs of approximately $1,824,000 and $977,000, respectively.

In January 2020, TFF Australia entered into a master consultancy agreement with Novotech (Australia) Pty Ltd. (formally known as Clinical Network Services Pty Ltd.) to provide initial contract clinical research and development services for the Company’s drug product candidates. The fees payable for clinical research and development services under these open study contracts totaled AUD$1,942,981 (US$1,355,580), as amended. During the year ended December 31, 2020, the Company recorded research and development costs of approximately AUD$590,000 (US$407,000).

In May 2020, TFF Australia entered into an amended clinical trial research agreement with Nucleus Network Pty Ltd. to provide a Phase I study of one of the Company’s drug candidates, Tacrolimus. The fees payable for services under this contract totaled AUD$1,392,805 (US$953,388), as amended. During the year ended December 31, 2020, the Company recorded research and development costs of approximately AUD$489,000 (US$337,000).

In August 2020, TFF Australia entered into a clinical trial research agreement with Q-Pharm Pty Ltd. to provide a Phase I study of one of the Company’s drug candidates, Tacrolimus. The fees payable for services under this contract totaled AUD$704,600 (US$505,488). During the year ended December 31, 2020, the Company recorded research and development costs of approximately AUD$557,000 (US$384,000).

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

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2020 and 2019

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

IPO

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

August 2020 Private Placement

On August 10, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with certain institutional and other accredited investors pursuant to which the Company issued and sold to the investors 3,048,654 shares of the Company’s common stock at a price of $8.50 per share for gross proceeds of approximately $25.91 million, before deducting placement agent and other offering expenses. After deducting the placement agent and other offering expenses, the Company received net proceeds of approximately $24.28 million. The Purchase Agreement included customary representations, warranties, and covenants by the investors and the Company, and an indemnity from the Company in favor of the investors. Jefferies LLC acted as placement agent for the private placement and the private placement closed on August 13, 2020. Pursuant to the terms of the Registration Rights Agreement, the Company filed a resale registration statement on Form S-1 with the SEC that was declared effective on September 15, 2020.

Stock Option Exercises

During November and December 2020, 285,003 shares of common stock were issued in connection with the exercise of stock options for total proceeds of $714,382.

Cashless Warrant Exercises

During August through December 2020, 529,559 shares of common stock were issued in connection with the cashless exercise of 659,108 common stock warrants.

Series A Convertible Preferred Stock

Prior to our initial public offering in October 2019, the Company’s amended and restated certificate of incorporation authorized the Company to issue up to 10,000,000 shares of preferred stock, all of which was designated as Series A preferred stock and there were 8,930,000 shares of Series A preferred stock issued and outstanding immediately prior to the Company’s initial public offering. Pursuant to the Company’s amended and restated certificate of incorporation, all outstanding shares of Series A preferred stock automatically converted to common stock at the close of our initial public offering and thereafter the Company was no longer authorized to issue any preferred stock.

The Series A Preferred Stock ranked senior to common stock with respect to dividends rights and liquidation preferences and had full voting rights. The Series A Preferred Stock accrued a dividend at a rate of 6% per annum, and $875,359 of dividends accrued during the year ended December 31, 2019.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2020 and 2019

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT), continued

Pursuant to the Company’s amended and restated certificate of incorporation, holders of the Series A Preferred Stock had the following methods of conversion: (i) automatic conversion into common stock upon the consummation of an IPO at a conversion price of 50% of the IPO price, (ii) automatic conversion into common stock upon the consummation of a subsequent private placement of securities at a conversion price of 50% of the purchase price of the securities being sold by the Company approved by the holders of the Series A preferred stock, and (iii) at any time after the issuance date and until ten calendar days prior to the consummation of an IPO, each holder shall be entitled to convert into common stock at a conversion price of $2.50 per share.

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

NOTE 7 – WARRANTS

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

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2020 and 2019

NOTE 7 – WARRANTS, continued

On October 29, 2019, the Company issued a ten-year warrant to purchase 43,794 shares of common stock at $5.00 per share to BP Directors, LP (“BP”). The warrant represented consideration for board service from Dr. Aaron Fletcher. The fair value of the warrant on the grant date was estimated using the Black-Scholes-Merton option pricing model with a common stock value of $5.01 per share, a contractual life of 6.0 years, a dividend yield of 0%, a volatility of 88.48% and an assumed risk-free interest rate of 1.70%. The warrant is subject to a 25% cliff vesting at one year from the date of grant and the balance vesting quarterly over the following two years. The fair value of the warrant was determined to be $161,419 and is being amortized in general and administrative expenses in the consolidated statements of operations over the vesting term.

On November 26, 2019, the Company issued to National Securities Corporation and its representatives underwriter warrants to purchase 317,155 shares of the Company’s common stock in connection with the IPO. The exercise price of the warrants is $6.25 per share, each has a contractual life of 5 years and they were not exercisable for one year from the date of grant.

On November 29, 2019, the Company issued a ten-year warrant to purchase 3,623 shares of common stock at $5.00 per share to BP. The warrant represented consideration for board service from Dr. Aaron Fletcher. The fair value of the warrant on the grant date was estimated using the Black-Scholes-Merton option pricing model with a common stock value of $5.26 per share, a contractual life of 6.0 years, a dividend yield of 0%, a volatility of 90.16% and an assumed risk-free interest rate of 1.68%. The warrant is subject to a 25% cliff vesting at one year from the date of grant and the balance vesting quarterly over the following two years. The fair value of the warrant was determined to be $14,300 and is being amortized in general and administrative expenses in the consolidated statements of operations over the vesting term.

In determining the fair value for warrants, the expected life of the Company’s warrants was determined using the contractual life. The methodology in determining all other inputs to calculate the fair value utilizing the Black-Scholes-Merton option pricing model is the same as the stock option methodology described in Note 8 for stock options.

A summary of warrant activity for the years ended December 31, 2020 and 2019 is as follows:

	Number of Shares	Range of Exercise Prices	Weighted-Average Exercise Prices	Weighted-Average Remaining Life
Outstanding at January 1, 2019	1,058,212	$0.01 – $2.50	$1.56	4.6
Issued	745,051	1.67 – 6.25	4.26	—
Cancelled	(326,800)	2.50	2.50	—
Outstanding at December 31, 2019	1,476,463	0.01 – 6.25	2.71	4.1
Exercised	(659,108)	2.50 – 6.25	2.75	—
Outstanding at December 31, 2020	817,355	$0.01 – $6.25	$2.68	3.7

The warrants outstanding at December 31, 2020 had an aggregate intrinsic value of approximately $9,511,000.

NOTE 8 – STOCK BASED COMPENSATION

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

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2020 and 2019

NOTE 8 – STOCK BASED COMPENSATION, continued

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the years ended December 31, 2020 and 2019 for stock options and warrants:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2020
Research and development	$140,278	$—
General and administrative	2,046,871	590,041
	$2,187,149	$590,041

As of December 31, 2020, there was approximately $9,074,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.4 years.

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

The Company estimated the fair value of employee and non-employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of stock options issued was estimated using the following assumptions:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Weighted average exercise price	$10.42	$4.42
Weighted average grant date fair value	$9.25	$3.08
Assumptions
Expected volatility	87-91%	88-90%
Expected term (in years)	6.3-10	6.3
Risk-free interest rate	0.36-1.47%	1.68-2.31%
Expected dividend yield	0.00%	0.00%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the historical volatility for industry peers and used an average of those volatilities. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity for employee awards and the contractual term for nonemployee awards. The dividend yield considers that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future.

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

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2020 and 2019

NOTE 8 – STOCK BASED COMPENSATION, continued

The following table summarizes stock option activity during the years ended December 31, 2020 and 2019:

	Number of Shares	Weighted-Average Exercise Prices	Weighted-Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2019	1,073,082	$2.50	9.64	$—
Granted	1,065,996	4.42	—	—
Outstanding at December 31, 2019	2,139,078	$3.46	9.17	$4,052,512
Granted	782,045	10.42	—	—
Exercised	(285,003)	2.74	—	—
Cancelled	(25,625)	4.86	—	—
Outstanding at December 31, 2020	2,610,495	$5.63	8.60	$22,789,233
Exercisable at December 31, 2020	755,885	$3.25	8.04	$8,365,946

NOTE 9 – INCOME TAXES

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2020 and 2019. The Company accounts for income taxes in accordance with ASC 740, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance.

The Company’s income tax expense for the years ended December 31, 2020 and 2019 are summarized below:

	December 31, 2020	December 31, 2019
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	$-	$-

Deferred:
Federal	$(4,502,016)	$(2,952,519)
State	-	-
Foreign	(480,666)	-
Change in valuation allowance	4,982,682	2,952,519
Total deferred	-	-
Income tax provision (benefit)	$-	$-

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2020 and 2019

NOTE 9 – INCOME TAXES, continued

The Company’s deferred tax assets are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforwards	$6,807,300	$2,789,541
Research and development tax credit	1,092,345	532,711
Intangibles	136,226	105,580
Stock compensation	761,741	387,098
Total deferred tax assets	8,797,612	3,814,930

Valuation allowances	(8,797,612)	(3,814,930)

Net deferred tax assets	$-	$-

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	December 31, 2020	December 31, 2019
Statutory rate	21.00%	21.00%
State rate	0.00%	0.00%
Foreign	(1.81)%	0.00%
Permanent book/tax differences	(0.26)%	(0.12)%
Research and development credit	5.09%	3.99%
Changes in valuation allowance	(24.02)%	(24.87)%

Total	-	-

As of December 31, 2020 and 2019, the Company had gross federal income tax net operating loss (“NOL”) carryforwards of $30,126,830 and $13,283,530, respectively, and federal research tax credits of $1,486,704 and $690,525, respectively. Additionally, the Company had gross foreign income tax net operating loss carryforwards of $1,602,220 as of December 31, 2020. The federal and foreign NOL have an indefinite life while the federal research tax credits will expire by 2040.

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

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2020 and 2019

NOTE 9 – INCOME TAXES, continued

The CARES Act was signed into law on March 27, 2020 as a response to the economic challenges facing U.S. businesses caused by the COVID-19 global pandemic. The CARES Act allowed net operating loss incurred in 2018-2020 to be carried back five years or carried forward indefinitely, and to be fully utilized without being subjected to the 80% taxable income limitation. Net operating losses incurred after December 31, 2020 will be subjected to the 80% taxable income limitation. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible.

Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its deferred tax assets at December 31, 2020.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2020, the Company had a reserve for uncertain tax positions of $394,358, and no interest or penalties have been charged to the Company for the years ended December 31, 2020 and 2019. If incurred, the Company will classify any interest and penalties as a component of interest expense and operating expense, respectively. If recognized, $394,358 of the reserve for uncertain tax positions would favorably affect the Company’s effective tax rate.

A reconciliation of the change in the unrecognized tax positions for the year ended December 31, 2020 is as follows:

Federal and State
Balance at December 31, 2019	$157,814
Additions for tax positions related to current year	318,374
Decreases for tax positions related to prior years	(81,830)
Balance at December 31, 2020	$394,358

NOTE 10 – SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2020 through the filing date of this Annual Report. Based on its evaluation, nothing other than the events described below need to be disclosed.

Between January 1, 2021 and March 10, 2021, 444,751 shares of common stock were issued in connection with the exercise of warrants and 160,275 shares of common stock were issued in connection with the exercise of stock options. The Company received total cash proceeds from the exercises of $585,700.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2020 in ensuring all material information required to be filed has been made known in a timely manner.

(b)	Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2020 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, and based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Item 9B. Other Information

Not applicable.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2020 fiscal year pursuant to Regulation 14A for our 2020 Annual Meeting of Stockholders, or the 2020 Proxy Statement, and the information to be included in the 2021 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2021 Proxy Statement and is hereby incorporated by reference.

Item 11. Executive Compensation

The information required by this item will be contained in the 2021 Proxy Statement and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2021 Proxy Statement and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2021 Proxy Statement and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in the 2021 Proxy Statement and is hereby incorporated by reference.

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

Number	Exhibit Description	Method of Filing
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

4.1	Specimen Certificate representing shares of common stock of Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on September 27, 2019.

4.2	Warrant dated October 29, 2019 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.

4.3	Warrant dated November 20, 2019 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.

4.4	Description of Capital Stock	Filed electronically herewith.

10.1	Patent License Agreement dated July 8, 2015 between Lung Therapeutics, Inc. and The University of Texas at Austin	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.2*	TFF Pharmaceuticals, Inc. 2018 Stock Incentive Plan	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.3*	Amended and Restated Consulting Agreement dated December 20, 2018 between Robert Mills and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.4*	Consulting Agreement effective as of January 24, 2018 between Dr. Brian Windsor and the Registrant, as amended on December 20, 2018 and September 26, 2019	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on September 27, 2019

10.5	Lease Agreement dated October 19, 2018	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.6*	Executive Employment Agreement dated December 20, 2018 between Glenn Mattes and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.7	Amendment No. 1 to Patent License Agreement dated November 30, 2018 between the Registrant and The University of Texas at Austin	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

Number	Exhibit Description	Method of Filing
10.8*	Employment Agreement dated February 15, 2019, by and between the Registrant and Kirk Coleman	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.9	Form of Registration Rights Agreement dated August 10, 2020 between the Company and investors named therein	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 11, 2020

10.10	Amendment No. 1 Dated May 14, 2020 to Executive Employment Agreement Between Glenn Mattes and Registrant	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2020.

10.11*	Employment Agreement dated September 24, 2020 by and between the Registrant and Christopher Cano	Filed electronically herewith.

21.1	List of Subsidiaries	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.

23.1	Consent of Marcum LLP	Filed electronically herewith

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

*	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TFF PHARMACEUTICALS, INC.

Date: March 10, 2021	By:	/s/ Glenn Mattes
Glenn Mattes,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn Mattes	Chief Executive Officer and Director	March 10, 2021
Glenn Mattes	(Principal Executive Officer)

/s/ Kirk Coleman	Chief Financial Officer	March 10, 2021
Kirk Coleman	(Principal Financial and Accounting Officer)

/s/ Aaron Fletcher	Chairman of the Board	March 10, 2021
Aaron Fletcher, Ph. D

/s/ Brian Windsor	Director	March 10, 2021
Brian Windsor, Ph. D

/s/ Robert S. Mills, Jr.	Director	March 10, 2021
Robert S. Mills, Jr.

/s/ Stephen Rocamboli	Director	March 10, 2021
Stephen Rocamboli

/s/ Harlan Weisman, M.D.	Director	March 10, 2021
Harlan Weisman, M.D.

/s/ Randy Thurman	Director	March 10, 2021
Randy Thurman

/s/ Malcolm Fairbairn	Director	March 10, 2021
Malcolm Fairbairn