Form 10-K/A
period 2020-12-31
TFF Pharmaceuticals, Inc.
filed 2021-04-29
CIK 1733413

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

(737) 802-1973

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock: Par value $.001	TFFP	Nasdaq Global Market

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

The number of shares of the registrant’s common stock outstanding as of April 5, 2021 was 25,364,281.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

(i)

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2020 of TFF Pharmaceuticals, Inc., filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2021 (the “Original Form 10-K”). The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K.  Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below and the reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

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

(ii)

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below are the names, ages and positions of our officers and directors as of the date of this report:

Name	Age	Position with the Company
Glenn Mattes	65	President, Chief Executive Officer and Director
Kirk Coleman	48	Chief Financial Officer
Brian Windsor, Ph.D.	55	Chief Science Officer and Director
Christopher Cano	50	Chief Operating Officer and Director of Business Development
Aaron Fletcher, Ph.D. (b), (c)	41	Chairman of the Board, Independent Director
Robert S. Mills (c)	68	Independent Director
Stephen C. Rocamboli (a), (b)	49	Independent Director
Harlan Weisman, M.D. (b), (c)	68	Independent Director
Randy Thurman (a)	71	Independent Director
Malcolm Fairbairn (a)	59	Independent Director

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

Christopher Cano has served as the Company’s Director of Business Development since December 1, 2018. Prior to joining the Company, Mr. Cano served as the Vice President of Business Development at Aqua Pharmaceuticals, LLC, an Almirall company. Prior to Aqua Pharmaceuticals, Mr. Cano was the Head of Business Development at Duchesnay USA, Inc. and held a number of other business development roles at Noven Pharmaceuticals, Inc., a Hitsamitsu company, Agile Therapeutics, Liberty Medical, Nucryst Pharmaceuticals, and Barrier Therapeutics. Mr. Cano has served as the founder and Managing Partner of C2 Strategic Solutions, LLC, a consulting firm providing business development and licensing services to life science companies since January 2011. Mr. Cano holds a bachelor’s degree in finance from Villanova University and a master’s degree in business management from Rider University.

Aaron Fletcher, Ph.D. has served as a member of our Board since January 2018 and has served as the Chairman of the Board since December 2018. Since 2012, Dr. Fletcher has served as founder and President of Bios Research, a financial services firm that provides public equity research in the healthcare industry tailored to institutional firms and large family offices. Since 2014, Dr. Fletcher has also served as Managing Partner of Bios Partners, LP, a venture capital firm focused on investment in early-stage and growth-stage biotech and medical device companies. Dr. Fletcher also serves as a director of LTI, Actuate Therapeutics, AbiliTech Medical, CogRx Therapeutics, SWK Holdings Corporation (NASDAQ: SWKH) and Cue Biopharma, Inc (NASDAQ: CUE). Dr. Fletcher holds a Ph.D. in Biochemistry from Colorado State University and serves as a visiting professor at Dallas Baptist University. Dr. Fletcher has worked as an independent consultant for the biotech/healthcare equity industry for over ten years.

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

Stephen C. Rocamboli has served as a member of our Board since December 2018. Since May 2020, Mr. Rocamboli has served as general partner of Integrin Partners, LLC, a consulting firm providing corporate development and strategic transaction advisory and general counsel services to life science companies, investors and entrepreneurs. Mr. Rocamboli served as Chief Business Officer, General Counsel and Corporate Secretary of Advantagene, Inc., d/b/a Candel Therapeutics, a privately held immuno-oncology company based in Needham, Massachusetts, from April 2015 to May 2020. Between 2010 and April 2015, Mr. Rocamboli served as general partner of Integrin Partners, LLC. Between 2010 and 2012, Mr. Rocamboli also served as partner of Beijing International Group, an international affiliate of Integrin Partners. Between 2014 and 2015, Mr. Rocamboli also served as Special Counsel to Wyrick Robbins Yates & Ponton, LLP, focusing on life sciences transactions. Between 2008 and 2018, Mr. Rocamboli was a co-founder and served as President of Pear Tree Pharmaceuticals, a development stage pharmaceutical company focused on the development and commercialization of innovative pharmaceuticals that address the unique unmet needs of aging women and women with breast cancer until its sale to Daré Bioscience, Inc. Prior to joining Pear Tree, Mr. Rocamboli was Senior Managing Director and General Counsel of Paramount BioCapital and its affiliated companies between 2004 and 2007, and was Deputy General Counsel of Paramount from 1999 to 2004. During his tenure at Paramount he was also Partner at Orion Biomedical Fund. Mr. Rocamboli has served as a member of the board of directors of several public and private life sciences companies, including Foresight Biotherapeutics (sold to Shire Pharmaceuticals in 2015) and currently serves as a member of the board of directors of two privately held life sciences companies in New York. Mr. Rocamboli received his B.A. degree from The State University of New York at Albany and his J.D. from Fordham University School of Law.

We believe that Mr. Rocamboli’s significant experience and knowledge of the pharmaceutical industry as a counsel and entrepreneur, and his service on other corporate boards, qualifies him to serve on our Board.

Harlan Weisman, M.D. has served as a member of our Board since December 2018. Since January 2020, Dr. Weisman has been Chairman and Chief Executive Officer of Flame Biosciences, Inc, a clinical stage company focused on the research, development and commercialization of transformative therapies for inflammation-driven cancers and other inflammatory conditions. Since 2012, Dr. Weisman has also been Managing Director of And-One Consulting, LLC, which is engaged in the business of advising medical product companies, investment firms, and government and non-government healthcare organizations in formulating and implementing strategies for driving innovation in healthcare products and services. Since 2014, Dr. Weisman served as Executive Chairman of the Board of 3DBio Therapeutics, a company using 3D bioprinting technology to develop whole tissue implants that fully integrate into body. From February 2016 through 2019, Dr. Weisman has also served as co-founder and Chief Scientific Officer for Mycrobiomics, a company developing counseling and educational material to help consumers to understand the microbiome and improve their health and well-being. Between December 2012 and December 2013, Dr. Weisman was Chairman and Chief Executive Officer of Coronado Biosciences, a biopharmaceutical company developing novel immunotherapies for autoimmune diseases and cancer. Between 2012 and 2019, Dr. Weisman served on the Board of Directors of ControlRad, Inc, a medical device company developing technology to reduce radiation exposure during fluoroscopic procedures. Dr. Weisman also serves on the Board of Directors of Caelum Biosciences, Inc. Since 2012, Dr. Weisman has also been a senior advisor to CRG, an investment management firm making structured debt and equity investments in healthcare companies. Since 2016, Dr. Weisman has been a venture advisor to the Israel Biotech Fund, which invests and develops clinical-stage biotechnology companies based in Israel. From 2010 to 2016, Dr. Weisman served on the Board of Governors of the Patient Centered Outcomes Research Institute, established by the U.S. Congress as part of the Patient Protection and Affordable Care Act of 2010. Dr. Weisman was the Chief Science and Technology Officer of the Johnson & Johnson Medical Devices and Diagnostics Group from 2006 to 2012, and served as Chairman of the J&J Worldwide R&D Council. Dr. Weisman was Company Group Chairman, J&J Pharmaceutical Research & Development, from 2004 to 2006.

We believe that Dr. Weisman’s significant education and experience in the field of healthcare qualifies him to serve on our Board.

Randy Thurman has served as a member of our Board since April 2019. Mr. Thurman has been a senior advisor and operating partner for private equity funds since 2008, having co-led nearly $2 billion in acquisitions, debt transactions and equity investments in life sciences, industrial, IT and service companies in the United States and Europe. He currently serves as Executive Chairman of Outlook Therapeutics Inc, a Senior Advisor to GMS Capital and is an Adjunct Professor — Finance at Merrimack College Graduate School. Between 2000 and 2007, Mr. Thurman was the founder, Chair and Chief Executive Officer of Viasys Healthcare, Inc., which was a diversified, research-based medical technology company with global revenue over $700 million. Mr. Thurman led Viasys Healthcare, Inc. through a successful initial public offering until its acquisition by Cardinal Health in 2007. Prior to that, he served as Chairman of the Board and Chief Executive Officer of Corning Life Sciences Inc. and President, Chief Executive Officer and Director of Rhone-Poulenc Rorer Pharmaceuticals Inc.. In 2007, Mr. Thurman was named an Entrepreneur of the Year by Ernst & Young. Mr. Thurman served as a fighter pilot in the United States Air Force and USAF Reserves from 1971 to 1992. Mr. Thurman received his B.A. degree in Economics from Virginia Polytechnic Institute, earned an M.A. in management from Webster University and is a graduate of the USAF Air Command and Staff Leadership College.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than 10% of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2020.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to or earned by our chief executive officer and our two other highest paid executive officers for the years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Total
Glenn Mattes, CEO	2020	$429,167	$225,000	$2,706,741	$3,360,908
	2019	$316,667	$200,000	$1,338,959	$1,855,626

Kirk Coleman, CFO	2020	$271,667	$90,000	$402,105	$763,772
	2019	$203,912	$78,000	$639,846	$921,758

Christopher Cano,	2020	$278,125	$65,000	$1,054,733	$1,397,858
COO and Business Director	2019	$216,000	$--	$114,305	$330,305

The dollar amounts in the Option Awards columns above reflect the values of options as of the grant date for the years ended December 31, 2020 and 2019, in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 8 to our audited consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on March 10, 2021.

Narrative Disclosure to Summary Compensation Table

Mattes Employment Agreement

We entered into an agreement with Mr. Mattes dated April 23, 2018. Mr. Mattes served as our President and Chief Executive Officer pursuant to that agreement until December 20, 2018, at which time we entered into a superseding agreement with Mr. Mattes described below. We paid Mr. Mattes at the rate of $25,000 per month under the April 2018 agreement. Mr. Mattes was also eligible to receive a bonus of up to $150,000 for calendar year 2018, based on performance parameters set by our Board. Mr. Mattes received his full $150,000 bonus for 2018. The April 2018 agreement contained customary provisions relating to intellectual property assignment, confidentiality and indemnification.

We have also entered into an executive employment agreement dated December 20, 2018 with Mr. Mattes, which became effective, and replaced and superseded the April 2018 agreement, upon the close of our initial public offering in October 2019. Pursuant to Mr. Mattes’ executive employment agreement, he continues to serve as our President and Chief Executive Officer. Pursuant to the December 2018 employment agreement, we agreed to pay Mr. Mattes at the rate of $33,333 per month commencing upon the close of the IPO, and on May 14, 2020 we amended Mr. Mattes’ employment agreement to increase his salary to $37,500 effective as of June 1, 2020. Mr. Mattes is also eligible to receive a bonus of up to 50% of his base salary, commencing with calendar year 2019, based on performance parameters set by our Board, and is also eligible for participation in our incentive compensation plans. Mr. Mattes received his full $200,000 bonus for 2019 and his full bonus of $225,000 for 2020. Mr. Mattes’ executive employment agreement entitles him to reasonable and customary health insurance and other benefits, at our expense, and a severance payment in the amount of 12 months of his base salary in the event of his termination by us without cause or his resignation for good reason, as such terms are defined in the executive employment agreement. Mr. Mattes’ executive employment agreement is an “at will” agreement subject to termination by either party at any time and for any reason. The agreement contains customary provisions relating to intellectual property assignment, confidentiality and indemnification.

In the first half of 2018, we granted Mr. Mattes options to purchase up to 200,000 shares of our common stock at an exercise price of $2.50 per share. The options vested and became exercisable on May 1, 2019. On September 26, 2018, we granted Mr. Mattes options to purchase up to an additional 413,023 shares of our common stock at an exercise price of $2.50 per share. In addition, we agreed to grant Mr. Mattes, upon the close of our IPO, stock options that increased his beneficial ownership of our common stock, on a fully diluted basis after giving effect to the close of IPO and the conversion of our Series A preferred stock, to 5% of our then outstanding common stock. Following the close of our IPO in the fourth quarter of 2019, we granted Mr. Mattes options to purchase 358,082 shares of our common stock at an exercise price of $5.00 per share. In August 2020, we granted Mr. Mattes options to purchase 152,000 shares of our common stock at an exercise price of $13.65 per share. Except as described above, all options granted to Mr. Mattes vest over a four-year period, with 25% of the options vesting on the one anniversary of grant and the balance vesting thereafter in 12 equal quarterly installments.

Coleman Employment Agreement

From January 2018 to February 2019, Mr. Coleman was compensated for his services as our Chief Financial Officer at the hourly rate of $150 per hour. Effective as of February 15, 2019, we entered into an employment agreement with Mr. Coleman pursuant to which we have agreed to pay Mr. Coleman at the rate of $16,666 per month, which was amended as of December 1, 2019 to increase Mr. Coleman’s salary to $21,666 per month, and further amended on September 24, 2020 to increase Mr. Coleman’s salary to $25,000 per month. Mr. Coleman is eligible to receive a bonus of up to 30% of his base salary, commencing with calendar year 2019, based on performance parameters set by our Board, and is also eligible for participation in our incentive compensation plans. Mr. Coleman received his full bonus of $60,000 for 2019 and his full bonus of $90,000 for 2020. Mr. Coleman’s employment agreement entitles him to reasonable and customary health insurance and other benefits, at our expense. Mr. Coleman’s employment agreement is an “at will” agreement subject to termination by either party at any time and for any reason. The agreement contains customary provisions relating to intellectual property assignment, confidentiality and indemnification.

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

On December 20, 2019, we granted Mr. Coleman additional options to purchase 50,000 shares of our common stock at an exercise price of $5.16 per share. In August 2020, we granted Mr. Coleman options to purchase 40,000 shares of our common stock at an exercise price of $13.65 per share. All options granted to Mr. Coleman vest over a four-year period, with 25% of the options vesting on the one anniversary of grant and the balance vesting thereafter in 12 equal quarterly installments.

Cano Employment Agreement

From December 2018 to September 2020, Mr. Cano was compensated for his services as our Director of Business Development at the rate of $250,000 per year. Effective as of September 24, 2020, we entered into an employment agreement with Mr. Cano pursuant to which we have agreed to pay Mr. Cano a base salary of $325,000, subject to an annual review by the Board. Mr. Cano will be eligible for a commission of 1% of net proceeds received by the Company, up to a maximum of $1,000,000 per calendar year, from sublicenses of patent rights, provided that with respect to any net proceeds from sublicenses for which the Company is obligated to pay a third-party a sales commission, Mr. Cano’s commission rate will be 0.5% of such net proceeds. Mr. Cano will also be eligible for an annual bonus of 20% of his base salary for meeting key performance requirements, quotas, and assigned objectives determined annually by the Board.

Pursuant to the employment agreement, Mr. Cano is eligible to participate in all benefits, plans, and programs, which are now, or may hereafter be, available to other executive employees of the Company. Mr. Cano’s employment agreement contains standard provisions concerning noncompetition, nondisclosure and indemnification.

In the event Mr. Cano’s employment with the Company is terminated by the Company without cause, or Mr. Cano resigns for good reason, the Company shall pay Mr. Cano, in addition to all other amounts then due and payable, twelve (12) additional monthly installments of his base salary, less statutory deductions and withholdings.

In April 2019, we granted Mr. Cano options to purchase 8,500 shares of our common stock at an exercise price of $2.50 per share. In December 2019, we granted Mr. Cano additional options to purchase 30,000 shares of our common stock at an exercise price of $5.16 per share. In June 2020, we granted Mr. Cano options to purchase 30,000 shares of our common stock at an exercise price of $5.81 per share. In August 2020, we granted Mr. Cano options to purchase 10,000 shares of our common stock at an exercise price of $13.65 per share. In September 2020, we granted Mr. Cano options to purchase 78,500 shares of our common stock at an exercise price of $14.06 per share. All options granted to Mr. Cano vest over a four-year period, with 25% of the options vesting on the one anniversary of grant and the balance vesting thereafter in 12 equal quarterly installments.

Outstanding Equity Awards at December 31, 2020

Set forth below is information concerning the equity awards held by our named executive officers as of December 31, 2020.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable[1]	Option Exercise Price ($)	Option Expiration Date

Glenn Mattes	61,170	–	$2.50	05/01/2028
	232,325	180,698	$2.50	09/26/2028
	83,217	249,651	$5.00	10/28/2029
	6,303	18,911	$5.00	11/28/2029
	–	152,000	$13.65	08/23/2030
	22,488	67,494	$5.00	11/28/2029

Kirk Coleman	31,250	93,750	$2.50	04/11/2029
	17,990	53,973	$5.00	10/28/2029
	1,480	4,440	$5.00	11/28/2029
	12,500	37,500	$5.16	12/19/2029
	–	40,000	$13.65	08/23/2030

Christopher Cano	3,718	4,782	$2.50	02/01/2029
	7,500	22,500	$5.16	12/19/2029
	–	30,000	$5.81	06/24/2030
	–	10,000	$13.65	08/23/2030
	–	78,500	$14.06	09/10/2030

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

[1]	With regard to unexercisable options, 25% of the option award vests and first becomes exercisable on the first anniv1ersary of the date of grant, with the remaining 75% of the option award vesting in 12 equal quarterly installments thereafter.

Set forth below is a summary of the compensation we paid to our non-executive directors during the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)		Total ($)

Aaron Fletcher, Ph.D.	$35,000	$201,053	(1)	$236,053
Robert S. Mills	$35,000	$304,595	(2)	$339,595
Stephen Rocamboli	$40,000	$201,053	(3)	$241,053
Harlan Weisman, M.D.	$40,000	$201,053	(4)	$241,053
Randy Thurman	$40,000	$201,053	(5)	$241,053
Malcolm Fairbairn	$32,554	$476,776	(6)	$509,330

(1)	As of December 31, 2020, an entity affiliated with Dr. Fletcher held warrants and options to purchase 159,429 shares.

(2)	As of December 31, 2020, Mr. Mills held options to purchase 242,512 shares.

(3)	As of December 31, 2020, Mr. Rocamboli held options to purchase 159,429 shares.

(4)	As of December 31, 2020, Dr. Weisman held options to purchase 159,429 shares.

(5)	As of December 31, 2020, Mr. Thurman held options to purchase 159,429 shares.

(6)	As of December 31, 2020, Mr. Fairbairn held options to purchase 105,455 shares

The dollar amounts in the Option Awards columns above reflect the values of options as of the grant date for the years ended December 31, 2020, in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 8 to our audited consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on March 10, 2021.

Equity Compensation Plan Information

The TFF Pharmaceuticals, Inc. 2018 Stock Incentive Plan, or the Plan, was originally adopted on January 24, 2018 and, at that time, we initially reserved 1,630,000 shares of our common stock under the Plan. However, upon completion of our initial public offering in October 2019, the number of shares reserved for issuance under the Plan increased to 3,284,480, representing 15% of our outstanding shares of our common stock calculated on a fully-diluted basis upon the close of our initial public offering. As of December 31, 2020, we have issued options to purchase 2,893,623 shares of common stock under the Plan.

The following table sets forth certain information as of December 31, 2020 about our stock plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options		(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	2,893,623	(1)	$5.33	390,857	(2)
Equity compensation plans not approved by security holders	--		--	--
Total	2,893,623		$5.33	390,857

(1)	Represents shares issuable upon exercise of options granted under the TFF Pharmaceuticals, Inc. 2018 Stock Incentive Plan.

(2)	Represents shares available for issuance under the TFF Pharmaceuticals, Inc. 2018 Stock Incentive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 5, 2021 by:

●	each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
●	each of our directors, director nominees and executive officers; and
●	all directors, director nominees and executive officers as a group.

The beneficial ownership of each person was calculated based on 25,364,281 common shares issued and outstanding as of April 5, 2021. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness. Two or more persons might count as beneficial owners of the same share. Unless otherwise indicated, the address for each reporting person is 2600 Via Fortuna, Suite 360, Austin, Texas 78701.

Name of Director, Executive Officer or Director Nominees	Number of Shares		Percentage Owned

Glenn Mattes	367,321	(1)	1.4%
Kirk Coleman	80,831	(2)	*
Brian Windsor, Ph.D.	62,787	(3)	*
Christopher Cano	14,156	(4)	*
Aaron Fletcher, Ph.D.	179,037	(5)	*
Robert S. Mills	65,370	(6)	*
Stephen Rocamboli	34,003	(7)	*
Harlan Weisman, M.D.	75,287	(8)	*
Randy Thurman	29,282	(9)	*
Malcom Fairbairn	1,346,397	(10)	5.3%
Directors, nominees and executive officers as a group	2,254,471		8.6%

*	Less than 1%.

Name and Address of 5% + Holders	Number of Shares	Percentage Owned
Lung Therapeutics, Inc. 2600 Via Fortuna, Suite 360 Austin, TX 78746	2,235,000	8.8%
Maestro Ventures, LP 10 Orinda View Road Orinda, CA 94563	1,317,568	5.2%

(1)	Includes 357,321 shares issuable upon exercise of currently exercisable options.
(2)	Includes 79,831 shares issuable upon exercise of currently exercisable options.
(3)	Includes 57,787 shares issuable upon exercise of currently exercisable options.
(4)	Includes 14,156 shares issuable upon exercise of currently exercisable options.
(5)	Includes 79,037 shares issuable upon exercise of currently exercisable warrants held by an entity affiliated with Dr. Fletcher.
(6)	Includes 49,390 shares issuable upon exercise of currently exercisable options.
(7)	Represents 18,281 shares issuable upon exercise of currently exercisable options.
(8)	Includes 75,287 shares issuable upon exercise of currently exercisable options.
(9)	Includes 29,282 shares issuable upon exercise of currently exercisable options.
(10)	Includes 28,829 shares issuable upon exercise of currently exercisable options and 1,317,568 shares held by Maestro Ventures, LP Mr. Fairbairn is a controlling person of the entity.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Since January 1, 2019, we have not entered into any transactions where the amount exceeded the lesser of $120,000 or one percent (1%) of the average of our total assets as of December 31, 2020 and 2019 with any of our directors, officers, beneficial owners of five percent or more of our common shares, any immediate family members of the foregoing or entities of which any of the foregoing are also officers or directors or in which they have a material financial interest, other than the compensatory arrangements with our executive officers and directors described elsewhere in this report.

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

Item 14. Principal Accountant Fees and Services

Fees Incurred for Services by Principal Accountant

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2020 and 2019 by our independent registered public accounting firm, Marcum LLP (in thousands).

	2020	2019
Audit Fees (A)	$126,162	$200,058
Audit - Related Fees		-
Tax Fees	12,389	7,313
	$138,551	$207,371

(A)	The audit fee consisted of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with the statutory and regulatory filings or engagements and capital market financings.

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

The Audit Committee considered the compatibility of the provision of other services by its registered public accountant with the maintenance of their independence. The Audit Committee approved all audit services provided by Marcum in 2020 and 2019. Except for certain corporate tax compliance services, Marcum LLP did not perform any non-audit services in 2020 or 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(c)	Exhibits

The exhibits to this Amendment No. 1 to Annual Report on Form 10-K/A are set forth below. The exhibit index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit.

Number	Exhibit Description	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
4.1	Specimen Certificate representing shares of common stock of Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on September 27, 2019.
4.2	Warrant dated October 29, 2019 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.
4.3	Warrant dated November 20, 2019 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.
4.4	Description of Capital Stock	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 10, 2021
10.1	Patent License Agreement dated July 8, 2015 between Lung Therapeutics, Inc. and The University of Texas at Austin	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
10.2*	TFF Pharmaceuticals, Inc. 2018 Stock Incentive Plan	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
10.3*	Amended and Restated Consulting Agreement dated December 20, 2018 between Robert Mills and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
10.4*	Consulting Agreement effective as of January 24, 2018 between Dr. Brian Windsor and the Registrant, as amended on December 20, 2018 and September 26, 2019	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on September 27, 2019
10.5	Lease Agreement dated October 19, 2018	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
10.6*	Executive Employment Agreement dated December 20, 2018 between Glenn Mattes and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

Number	Exhibit Description	Method of Filing
10.7	Amendment No. 1 to Patent License Agreement dated November 30, 2018 between the Registrant and The University of Texas at Austin	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
10.8*	Employment Agreement dated February 15, 2019, by and between the Registrant and Kirk Coleman	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.
10.9	Form of Registration Rights Agreement dated August 10, 2020 between the Company and investors named therein	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 11, 2020.

10.10*	Amendment No. 1 Dated May 14, 2020 to Executive Employment Agreement Between Glenn Mattes and Registrant	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2020.

10.11*	Employment Agreement dated September 24, 2020 by and between the Registrant and Christopher Cano	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.
21.1	List of Subsidiaries	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished as part of Registrant’s Annual Report on Form 10-K filed on March 10, 2021.
101.INS	XBRL Instance Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.
101.SCH	XBRL Taxonomy Extension Schema Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 10, 2021.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 10, 2021.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 10, 2021.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 10, 2021.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 10, 2021.

*	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TFF PHARMACEUTICALS, INC.

Date: April 29, 2021	By:	/s/ Glenn Mattes
Glenn Mattes,
Chief Executive Officer