Form 10-Q
period 2021-03-31
TFF Pharmaceuticals, Inc.
filed 2021-05-13
CIK 1733413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

The number of shares of the registrant’s common stock outstanding as of May 5, 2021 was 25,364,281.

TFF PHARMACEUTICALS, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TFF PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$58,055,122	$35,300,805
Prepaid assets and other current assets	1,721,184	2,258,229
Total current assets	59,776,306	37,559,034
Property and equipment, net	1,577,441	1,102,808
Total assets	$61,353,747	$38,661,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,817,034	$1,297,725
Deferred research grant revenue	—	24,315
Total liabilities	1,817,034	1,322,040

Commitments and contingencies (see Note 4)

Stockholders’ equity:
Common stock; $0.001 par value, 45,000,000 shares authorized; 25,364,281 and 22,534,874 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	25,364	22,535
Additional paid-in capital	101,535,068	71,648,453
Accumulated other comprehensive loss	(89,496)	(51,538)
Accumulated deficit	(41,934,223)	(34,279,648)
Total stockholders’ equity	59,536,713	37,339,802
Total liabilities and stockholders’ equity	$61,353,747	$38,661,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020

Grant revenue	$24,315	$—
Operating expenses:
Research and development	5,278,252	2,235,542
General and administrative	2,647,415	1,617,924
Total operating expenses	7,925,667	3,853,466

Loss from operations	(7,901,352)	(3,853,466)

Other income:
Other income	231,278	—
Interest income	15,499	56,268
Total other income	246,777	56,268

Net loss	$(7,654,575)	$(3,797,198)
Net loss per share, basic and diluted	$(0.33)	$(0.20)

Weighted average common shares outstanding, basic and diluted	23,140,607	19,008,611

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss	$(7,654,575)	$(3,797,198)
Other comprehensive loss:
Foreign currency translation adjustments	(37,958)	(20,283)
Comprehensive loss	$(7,692,533)	$(3,817,481)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2021	22,534,874	$22,535	$71,648,453	$(51,538)	$(34,279,648)	$37,339,802

Sale of common stock, net of offering costs	2,140,000	2,140	28,021,424	-	-	28,023,564

Issuance of common stock for stock option exercises	244,656	245	655,008	-	-	655,253

Issuance of common stock for warrant exercises	444,751	444	179,768	-	-	180,212

Stock-based compensation	-	-	1,030,415	-	-	1,030,415
Foreign currency translation adjustment	-	-	-	(37,958)	-	(37,958)

Net loss	-	-	-	-	(7,654,575)	(7,654,575)

Balance, March 31, 2021	25,364,281	$25,364	$101,535,068	$(89,496)	$(41,934,223)	$59,536,713

Balance, January 1, 2020	18,450,992	$18,451	$43,338,710	$-	$(15,712,414)	$27,644,747

Issuance of common stock for accrued research and development expense	220,666	221	1,131,792	-	-	1,132,013

Stock-based compensation	-	-	425,844	-	-	425,844

Foreign currency translation adjustment	-	-	-	(20,283)	-	(20,283)

Net loss	-	-	-	-	(3,797,198)	(3,797,198)

Balance, March 31, 2020	18,671,658	$18,672	$44,896,346	$(20,283)	$(19,509,612)	$25,385,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Cash flows from operating activities:
Net loss	$(7,654,575)	$(3,797,198)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,030,415	425,844
Depreciation and amortization	1,495	-
Changes in operating assets and liabilities:
Prepaid assets	534,612	222,730
Accounts payable	521,114	796,208
Deferred revenue	(24,315)	-

Net cash used in operating activities	(5,591,254)	(2,352,416)

Cash flows from investing activities:
Purchases of property and equipment	(476,128)	-
Net cash used in investing activities	(476,128)	-

Cash flows from financing activities:
Net proceeds from issuance of common stock	28,023,564	-
Proceeds from issuance of common stock for stock option exercises	655,253	-
Proceeds from issuance of common stock for warrant exercises	180,212	-

Net cash provided by financing activities	28,859,029	-

Effect of exchange rate changes on cash and cash equivalents	(37,330)	(11,510)

Net change in cash and cash equivalents	22,754,317	(2,363,926)

Cash and cash equivalents at beginning of period	35,300,805	28,094,936

Cash and cash equivalents at end of period	$58,055,122	$25,731,010

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for accrued research and development expense	$-	$1,132,013
Cashless exercise of warrants	$416	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2021 and 2020

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

March 2021 Public Offering

On March 30, 2021, the Company completed a public offering (“March 2021 Offering”), selling 2,140,000 shares of common stock at an offering price of $14.00 per share. The Company received gross proceeds of approximately $30,000,000. The Company received net proceeds of approximately $28,024,000, after deducting underwriting discounts and commissions and offering-related expenses.

COVID-19

As of the date of this report, the COVID-19 pandemic has had a relatively insignificant impact on our operations. During 2020, we experienced a temporary suspension of dosing in the Phase I clinical trial for our TFF Tac-Lac due to the COVID-19 pandemic and the pandemic has otherwise caused minor slowing in the timing of certain non-clinical and clinical activities by us and our collaborators and service providers during 2020 and the first quarter of 2021. However, the COVID-19 pandemic has not caused us to forego, abandon or materially delay any proposed activities. While we believe we have been able to effectively manage the disruption caused by the COVID-19 pandemic to date, there can be no assurance that our operations, including the development of our drug candidates, will not be disrupted or materially adversely affected in the future by the COVID-19 pandemic or an epidemic or outbreak of an infectious disease like the outbreak of COVID-19.

NOTE 2 - LIQUIDITY AND MANAGEMENT’S PLANS

As of March 31, 2021, the Company had cash and cash equivalents of approximately $58,055,000 and a working capital of approximately $57,959,000. The Company has not generated revenues from commercial operations since inception and has incurred recurring operating losses. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development.

The Company expects to further increase its research and development activities, which will increase the amount of cash utilized subsequent to March 31, 2021. Specifically, the Company expects increased spending on research and development activities and higher payroll expenses as it increases its professional and scientific staff and continues to prepare for anticipated manufacturing activities. If we encounter unforeseen delays or expenses, we have the ability to curtail our presently planned level of operations. The Company currently believes its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2021 and 2020

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2021 and the results of operations, changes in stockholders’ equity and cash flows for the periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Cash and Cash Equivalents

The Company maintains its operating accounts in financial institutions in the U.S. and in Australia. The balances are insured up to specified limits. The Company’s cash is maintained in checking accounts and money market funds with maturities of less than three months when purchased, which are readily convertible to known amounts of cash, and which in the opinion of management are subject to insignificant risk of loss in value. As of March 31, 2021 and December 31, 2020, the Company had cash in Australia of AUD$717,058 (US$546,163) and AUD$214,240 (US$165,092), respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company calculates depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to five years for furniture, fixtures, lab and computer equipment and software. Assets held within construction in progress are not depreciated. Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for its intended use. As of March 31, 2021 and December 31, 2020, approximately $1,489,000 and $1,103,000, respectively, of the Company’s property and equipment consisted of lab equipment that are considered construction in progress. Expenditures for repairs and maintenance of assets are charged to expense as incurred.

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

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2021 and 2020

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

The Company entered into a feasibility and material transfer agreement (“Feasibility Agreement”) with a third party that provided the Company funds in return for certain research and development activities. Revenue from the Feasibility Agreement is recognized in the period during which the related qualifying services are rendered and costs are incurred, provided that the applicable conditions under the Feasibility Agreement have been met.

The Feasibility Agreement is on a best-effort basis and does not require scientific achievement as a performance obligation. All fees received under the agreement are non-refundable. The costs associated with the agreement are expensed as incurred and are reflected as a component of research and development expense in the accompanying condensed consolidated statements of operations.

Funds received from the Feasibility Agreement are recorded as revenue as the Company is the principal participant in the arrangement because the activities under the Feasibility Agreement are part of the Company’s development programs. In those instances where the Company first receives consideration in advance of providing underlying services, the Company classifies such consideration as deferred revenue until (or as) the Company provides the underlying services. In those instances where the Company first provides the underlying services prior to its receipt of consideration, the Company records a grant receivable. During the three months ended March 31, 2021, the Company rendered the related services and recognized revenue and research and development expenses of $24,315. As of March 31, 2021 and December 31, 2020, the Company had deferred grant revenue of $0 and $24,315, respectively.

Basic and Diluted Earnings per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive share equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. Since the Company has had net losses for all periods presented, all potentially dilutive securities are anti-dilutive. Basic weighted average shares outstanding for the three months ended March 31, 2020 include 400,000 shares underlying a warrant to purchase common shares. As the shares underlying this warrant can be issued for little consideration (an aggregate exercise price of $0.01 per share), these shares are deemed to be issued for purposes of basic earnings per share. The warrant was exercised during the three months ended March 31, 2021.

For the three months ended March 31, 2021 and 2020, the Company had the following potential common stock equivalents outstanding which were not included in the calculation of diluted net loss per common share because inclusion thereof would be anti-dilutive:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Stock Options	2,375,839	2,236,333
Warrants	389,233	1,076,463
	2,765,072	3,312,796

*	On an as-converted basis

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

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2021 and 2020

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which clarifies and simplifies certain aspects of the accounting for income taxes. The standard is effective for years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2020. The adoption of this standard on January 1, 2021 did not have a material impact on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities, Investments – Equity Method and Joint Ventures, and Derivatives and Hedging – Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815, intended to clarify the interactions between ASC 321, ASC 323 and ASC 815. The new standard addresses accounting for the transition into and out of the equity method and measurement of certain purchased options and forward contracts to acquire investments. The standard is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires changes to be made prospectively. The adoption of this standard on January 1, 2021 did not have a material impact on the Company’s consolidated financial statements.

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

In October 2018, the Company entered into a lease agreement for office space in Doylestown, Pennsylvania. The lease commenced on October 15, 2018, the Company exercised a one-year lease renewal in October 2019, and another one-year lease renewal in October 2020 that will expire on October 31, 2021. The lease has an additional one-year option for renewal, and the base rent is $36,000 per year. The Company has determined that the lease agreement is considered a short-term lease under ASC 842 and has not recorded a right-of-use asset or liability. The Company rents another office space on a month-to-month basis with no long-term commitment, which is considered a short-term lease as well. Short-term lease expense for the three months ended March 31, 2021 and 2020 was approximately $15,000 and $14,000, respectively.

Approximate future minimum lease payments required under the operating leases are as follows:

Year ending December 31,	Amount
2021 – Remaining	$21,000

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

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2021 and 2020

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

In May 2018, the Company entered into a master services agreement and associated individual study contracts with ITR Canada, Inc. (“ITR”) to provide initial contract pre-clinical research and development services for the Company’s drug product candidates. In January 2019, the Company cancelled all of the individual study contracts with ITR and entered into contracts with 11036114 Canada Inc. (initially dba VJO Non-Clinical Development and now dba Strategy Point Innovations (“SPI”)) and 11035835 Canada Inc., (dba Periscope Research) to complete additional pre-clinical research and development services in order to take advantage of eligible Canadian Tax Credits. The services related to the contract with SPI were sub-contracted to ITR and others under substantially the same terms as the initial contract with ITR. Desire Ventures, LLC facilitates the invoicing for the various affiliates. The accounts payable due in connection with this agreement was approximately $685,000 and $56,000 as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021 and 2020, the Company recorded research and development costs of approximately $1,812,000 and $779,000, respectively, pertaining to this agreement.

In April 2019, the Company entered into a master services agreement with Irisys, LLC to provide contract manufacturing services for one of the Company’s drug product candidates, Voriconazole. The accounts payable due in connection with this agreement was approximately $108,000 and $59,000 as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021 and 2020, the Company recorded research and development costs of approximately $494,000 and $341,000, respectively, pertaining to this agreement.

In January 2020, TFF Australia entered into a master consultancy agreement with Novotech (Australia) Pty Ltd. (formally known as Clinical Network Services Pty Ltd.) to provide initial contract clinical research and development services for the Company’s drug product candidates. The accounts payable due in connection with this agreement was approximately AUD$83,000 (US$63,000) and AUD$170,000 (US$131,000) as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021 and 2020, the Company recorded research and development costs of approximately AUD$705,000 (US$545,000) and AUD$85,000 (US$56,000), respectively, pertaining to this agreement.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2021 and 2020

NOTE 5 - LICENSE AND AGREEMENTS, continued

In May 2020, TFF Australia entered into an amended clinical trial research agreement with Nucleus Network Pty Ltd. to provide a Phase I study of one of the Company’s drug candidates, Tacrolimus. The accounts payable due in connection with this agreement was approximately AUD$21,000 (US$16,000) and AUD$51,000 (US$40,000) as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, the Company recorded research and development costs of approximately AUD$244,000 (US$188,000), pertaining to this agreement.

In August 2020, TFF Australia entered into a clinical trial research agreement with Q-Pharm Pty Ltd. to provide a Phase I study of one of the Company’s drug candidates, Tacrolimus. The accounts payable due in connection with this agreement was approximately $0 as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, the Company did not record any research and development costs pertaining to this agreement.

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

In January 2021, the Company entered into a master services agreement with Experic to provide contract manufacturing services for one of the Company’s drug product candidates, Voriconazole. The accounts payable due in connection with this agreement was approximately $9,000 as of March 31, 2021. During the three months ended March 31, 2021, the Company recorded research and development costs of approximately $196,000, pertaining to this agreement.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

March 2021 Offering

On March 30, 2021, the Company completed the March 2021 Offering, selling 2,140,000 shares of common stock at an offering price of $14.00 per share. The Company received gross proceeds of approximately $30,000,000. The Company received net proceeds of approximately $28,024,000, after deducting underwriting discounts and commissions and offering-related expenses.

Stock Option Exercises

During the three months ended March 31, 2021, 244,656 shares of common stock were issued in connection with the exercise of stock options for total proceeds of $655,253.

Warrant Exercises

During the three months ended March 31, 2021, 415,917 shares of common stock were issued in connection with the cashless exercise of 424,288 common stock warrants.

During the three months ended March 31, 2021, 28,834 shares of common stock were issued in connection with the exercise of common stock warrants for total proceeds of $180,212.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2021 and 2020

NOTE 7 – STOCK BASED COMPENSATION

In January 2018, the Company’s board of directors approved its 2018 Stock Incentive Plan (“2018 Plan”). The 2018 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock, the grant of restricted and unrestricted share awards and grant of restricted stock units. The Company has 3,284,480 shares of its common stock reserved under the 2018 Plan. All of the Company’s employees and any subsidiary employees (including officers and directors who are also employees), as well as all of the Company’s nonemployee directors and other consultants, advisors and other persons who provide services to the Company will be eligible to receive incentive awards under the 2018 Plan.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three months ended March 31, 2021 and 2020 for stock options and warrants:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Research and development	$67,279	$—
General and administrative	963,136	425,844
	$1,030,415	$425,844

As of March 31, 2021, there was approximately $8,474,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.2 years.

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

The Company estimated the fair value stock options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of stock options issued was estimated using the following assumptions:

Three Months March 31, 2021
Weighted average exercise price	$15.90
Weighted average grant date fair value	$13.72
Assumptions
Expected volatility	89%
Weighted average expected term (in years)	10.0
Risk-free interest rate	1.09%
Expected dividend yield	0.00%

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

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2021 and 2020

NOTE 7 – STOCK BASED COMPENSATION, continued

The following table summarizes stock option activity during the three months ended March 31, 2021:

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2021	2,610,495	$5.63	8.60	$22,789,233
Granted	10,000	15.90	—	—
Exercised	(244,656)	2.68	—	—
Outstanding at March 31, 2021	2,375,839	$5.98	8.45	$18,262,737
Exercisable at March 31, 2021	660,382	$3.61	7.98	$6,576,440

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock. The intrinsic value of the options exercised during 2021 was approximately $3,700,000.

Warrants

On February 1, 2021, the Company issued a five-year warrant to purchase 25,000 shares of common stock at $15.90 per share to a consultant. The fair value of the warrant on the grant date was estimated using the Black-Scholes-Merton option pricing model with a common stock value of $16.13 per share, a contractual life of 5.0 years, a dividend yield of 0%, volatility of 97.09% and an assumed risk-free interest rate of 0.42%. The warrant is immediately exercisable. The fair value of the warrant was determined to be approximately $293,000 and was recorded in general and administrative expenses in the condensed consolidated statement of operations during the three months ended March 31, 2021.

In determining the fair value for warrants, the expected life of the Company’s warrants was determined using the contractual life. The methodology in determining all other inputs to calculate the fair value utilizing the Black-Scholes-Merton option pricing model is the same as the stock option methodology described in above for stock options.

NOTE 8 – SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2021 through the filing date of this Quarterly Report. Based on its evaluation, nothing other than the events below need to be disclosed.

Leidos, Inc. awarded the Company on April 23, 2021 a subcontract to participate in the Personalized Protective Biosystems (“PPB”) Program to develop next-generation chemical and biological protection for U.S. warfighters and stability operators. Under the 60-month, three-phase subcontract, the Company will utilize its Thin Film Freezing platform.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our 2020 Annual Report on Form 10-K filed with the SEC on March 10, 2021 and Amendment No. 1 to the 2020 Annual Report on Form 10-K filed with the SEC on April 29, 2021.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties, including those risks included in Part I, Item 1 “Risk Factors” in our 2020 Annual Report on Form 10-K filed with the SEC on March 10, 2021. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

General

TFF Pharmaceuticals, Inc. (NASDAQ: TFFP) is an early-stage biopharmaceutical company focused on developing and commercializing innovative drug products based on our patented Thin Film Freezing, or TFF, technology platform. We believe, and early testing confirms, that our TFF platform can significantly improve the solubility of poorly water-soluble drugs, a class of drugs that makes up approximately 33% of the major pharmaceuticals worldwide, thereby improving the pharmacokinetic effect of those drugs. We believe that in the case of some new drugs that cannot be developed due to poor water-solubility, our TFF platform has the potential to increase the pharmacokinetic effect of the drug to a level allowing for its development and commercialization. In November 2019, we initiated Phase I human clinical trials of our lead product, TFF Voriconazole Inhalation Powder, or VIP, completed the clinical portion of the Phase 1 trial in July 2020 and progressed to a Phase 1b clinical trial in asthma patients in November 2020. In June 2020, we commenced Phase I human clinical trials of our TFF Tacrolimus Inhalation Powder, or TIP, product in Melbourne, Victoria, Australia, but in July 2020, the Phase I trials of our TFF TIP product were delayed due to a resurgence of COVID-19 in the Melbourne area. A second clinical trial site in Brisbane, Queensland, Australia was opened and we resumed dosing in the Phase 1 clinical trials in Australia during the third quarter 2020. As of the date of this report, we have not progressed the development of any other of our drug candidates to human clinical trials and our efforts have focused on the formulation, early stage animal testing and formal toxicology studies of our initial drug candidates in preparation for our first clinical trials.

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

We intend to initially focus on the development of the following product candidates:

●	TFF Vori is an inhaled dry powder version of Voriconazole, generally considered to be the best antifungal drug used to treat invasive pulmonary aspergillosis, or IPA, a severe fungal pulmonary disease with a mortality rate that can reach 90% in some patient populations. In October 2019, we submitted to the U.S. Food and Drug Administration, or FDA, an Investigational New Drug Application, or IND, for our TFF Vori product and initiated our Phase I human clinical trials in November 2019. In July 2020, we completed the clinical portion of the Phase I trial with both single ascending and multiple ascending dose phases with 32 healthy subjects enrolled in each part to evaluate the safety, tolerability and pharmacokinetic profile of TFF Vori. We believe, and our clinical testing to date confirms, that our TFF platform can be used to formulate a dry powder version of Voriconazole, which is no longer subject to patent protection. Voriconazole is currently marketed in Australia, Europe and the U.S. as Vfend®. As of the date of this report, the Clinical Practice Guidelines released by the Infectious Diseases Society of America recommend Voriconazole as first-line monotherapy for IPA. However, since the registration of Vfend in Europe and the U.S. in 2002, several studies have examined the exposure-response relationship with Voriconazole, identifying a relationship between low Voriconazole exposure and higher rates of treatment failure, as well as a higher propensity for neurotoxicity at higher exposures. We believe a TFF prepared dry powder formulation of Voriconazole administered directly to the lungs can maximize both the prophylactic value for immunocompromised patients susceptible to IPA and the treatment value of patients suffering from acute and chronic IPA. We also believe our dry powder drug formulation would benefit patients by providing the drug at the “port of entry” of invasive fungal infections, while also reducing or eliminating the unpleasant and potentially fatal side effects associated with Voriconazole and other last line antifungals.

●	TFF Tac-Lac is an inhaled dry powder version of tacrolimus, an immunosuppressive drug used in transplant medicine. Prograf tacrolimus is currently the second most commonly administered immunosuppressive drug used in solid organ transplants, despite what we believe to be the many challenges for patients and physicians when used for extended periods. Prograf tacrolimus can cause toxicity in the kidneys, particularly when used in high doses that are required for effective immunosuppression in the lung. Tacrolimus is no longer under patent protection, and we intend to develop a dry powder version suitable for use with a dry powder inhaler. Because our dry powder version would provide for a high local lung concentration without the typical systemic toxicity frequently experienced with oral dosage form immunosuppressants, we believe our drug candidate should have a high likelihood of success in competing in the immunosuppressant market for lung and heart/lung transplants. As of the date of this report, we intend to submit to the FDA an IND for TFF Tac-Lac upon completion of the Phase I clinical trials.

●	TFF Niclosamide is an inhaled dry powder formulation of Niclosamide. Niclosamide has been used to treat tapeworm infections in humans since the 1960s and was recently reported to be one of the most potent approved drugs in screens for antiviral activity against the SARS-CoV2 virus that causes the COVID-19 disease, including the UK B.1.1.7 and South African B.1.351 variants. Early testing confirmed that our TFF platform can be used to formulate a dry powder version of Niclosamide, which is no longer subject to patent protection. We believe a TFF prepared dry powder formulation of Niclosamide administered directly to the lungs can maximize both the prophylactic value for persons exposed to COVID-19 and for the treatment of patients with COVID-19 infections at risk for serious disease complications. TFF has also obtained the rights to a novel formulation that may enhance the bioavailability of Niclosamide through oral delivery under our license from the University of Texas. Systemically delivered Niclosamide has shown promise for the treatment of COVID -19 and various forms of cancer. On August 12, 2020, we entered into a licensing and collaboration agreement with UNION therapeutics A/S in which UNION acquired an option to obtain a worldwide exclusive license for the TFF technology in combination with niclosamide.

●	TFF mAb therapies is intended to be a dry powder formulation of a COVID-19 monoclonal antibody therapy. On November 1, 2020, the Company entered into a joint development and collaboration agreement (the “Agreement”) with Augmenta Bioworks, Inc. (“Augmenta” pursuant to which the parties have agreed to collaborate on the joint development of novel commercial products incorporating Augmenta’s human-derived monoclonal antibodies (“mAbs”) for potential COVID-19 therapeutics. Under the terms of the Agreement, both companies will collaborate to develop one or more commercial therapeutics utilizing the Company’s Thin-Film Freezing technology to manufacture dry powder formulations of Augmenta’s mAbs for inhalation delivery directly to the lungs of patients.

We have identified a number of additional drug candidates that show promise upon initial evaluation, including dry powder formulations of:

●	Cannabidiol, or CBD, a controlled substance as defined in the federal Controlled Substances Act of 1970 that is reported to be used by some for the treatment of various epilepsy syndromes as well as anxiety, insomnia, and different types of pain. We are in the early stages of developing an inhaled dry powder form of CBD that could be used to support or to treat a variety of health issues that may benefit from CBD administration.

●	Vaccines containing aluminum salts, which make up approximately 35% of all vaccines. Aluminum salts are incorporated into many vaccine formulations as an adjuvant, which is a substance added to vaccines to enhance the immune response of vaccinated individuals. A major limitation with these vaccines is that they are fragile and to maintain their efficacy they must be formulated as liquid suspensions and kept in a cold chain (2 – 8°C) during transport and storage, which is burdensome and expensive. We have conducted drug and performance characterization activities of certain TFF formulated salt containing vaccines, which suggest that the salt containing vaccines can be successfully converted from liquid suspension into dry powder, and then later be reconstituted at the time of use without causing a decrease in efficacy.

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

On March 30, 2021, we closed a public offering of 2,140,000 shares of common stock at a public offering price of $14.00 per share. After the payment of underwriter discounts and offering expenses, we received net proceeds of approximately $28.0 million.

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

As of the date of this report, the COVID-19 pandemic has had a relatively insignificant impact on our operations. During 2020, we experienced a temporary suspension of dosing in the Phase I clinical trial for our TFF Tac-Lac due to the COVID-19 pandemic and the pandemic has otherwise caused minor slowing in the timing of certain non-clinical and clinical activities by us and our collaborators and service providers during 2020 and the first quarter of 2021. However, the COVID-19 pandemic has not caused us to forego, abandon or materially delay any proposed activities. While we believe we have been able to effectively manage the disruption caused by the COVID-19 pandemic to date, there can be no assurance that our operations, including the development of our drug candidates, will not be disrupted or materially adversely affected in the future by the COVID-19 pandemic or an epidemic or outbreak of an infectious disease like the outbreak of COVID-19.

During the three months ended March 31, 2021 and 2020, we recognized $24,315 and $0, respectively, of grant revenue. The grant revenue relates to a feasibility and material transfer agreement entered into with a third party that provided us with funds in return for certain research and development activities. There are currently no additional amounts due under the agreement from the third party.

During the three months ended March 31, 2021 and 2020, we incurred $5,278,252 and $2,235,542 of research and development expenses and $2,647,415 and $1,617,924 of general and administrative expenses, respectively. The increase in research and development expenses during 2021 was due to increased preclinical activity related to Niclosamide and clinical activity related to TFF Vori and TFF Tac-Lac. The ramp up includes our preliminary analysis and testing of dry powder formulations of certain drugs and vaccines we believe have the potential to become product candidates. We expect our spending on research and development activities to continue to increase in upcoming quarters. The increase in general and administrative expenses in 2021 from the prior year was mainly a result of increases in insurance and investor relation expenses of approximately $106,000, increased expenses related to consulting and business development activities of approximately $221,000, payroll and related expense increases of approximately $48,000 and an increase in stock-based compensation of approximately $537,000. While we expect our general and administrative expenses to continue to increase over the next few years, we anticipate the rate of increase will begin to decrease. We incurred a net loss of $7,654,575 and $3,797,198 for three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021 and 2020, we recognized $246,777 and $56,268, respectively, of other income. The other income recognized during the three months ended March 31, 2021 consists of $231,278 of research and development tax credits received from the Australian government for expenses incurred in a prior year and $15,499 of interest earned on our cash and cash equivalents. The other income recognized during the three months ended March 31, 2020 relates to interest earned on our cash and cash equivalents.

Financial Condition

As of March 31, 2021, we had total assets of approximately $61.4 million and working capital of approximately $58.0 million. As of March 31, 2021, our liquidity included approximately $58.0 million of cash and cash equivalents. We believe that our cash on-hand as of the date of this report is sufficient to fund our proposed operating plan for, at least, the 12 months following the date of this report. However, as of the date of this report, we believe that we will need additional capital to fund our operations through to the marketing approval for TFF Vori and TFF Tac-Lac, assuming such approval can be obtained at all, and to engage in the substantial development of any other of our drug candidates, such as formulation, early stage animal testing and formal toxicology studies. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and co-development and joint ventures with industry partners, with a preference towards licensing fees for our technology and co-development and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

Off Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. You should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2020 Annual Report on Form 10-K filed with the SEC on March 10, 2021 as, in light of those risks, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements. There have been no material changes in the risk factors included in our 2020 Annual Report on Form 10-K. The risk factors described in our 2020 Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Initial Public Offering

On October 29, 2019, we completed our initial public offering, or IPO, of 4,400,000 shares of our common stock, and on November 20, 2019 we closed on the sale and issuance of an additional 479,300 shares of common stock from the partial exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $5.00 per share. The offer and sale of all of the shares in our IPO were registered under the Securities Act of 1933 (“Securities Act”) pursuant to a registration statement on Form S-1 (File No. 333-233378), which was declared effective by the SEC on October 24, 2019. There has been no material change in our use of the net proceeds from the IPO as described in our final prospectus filed with the SEC on October 25, 2019.

Item 5. Other Information.

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

TFF PHARMACEUTICALS, INC.

Date:	May 13, 2021	By:	/s/ Glenn Mattes
Glenn Mattes,
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 13, 2021	By:	/s/ Kirk Coleman
Kirk Coleman,
Chief Financial Officer
(Principal Financial Officer)