Form 10-Q
period 2021-09-30
TFF Pharmaceuticals, Inc.
filed 2021-11-15
CIK 1733413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 001-39102

TFF PHARMACEUTICALS, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-4344737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

3801 S. Capital of Texas Hwy, Suite 330

Austin, Texas 78704

(Address of principal executive offices, including zip code)

(737) 802-1973

(Registrant’s telephone number, including area code)

2600 Via Fortuna, Suite 360

Austin, Texas 78746

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

The number of shares of the registrant’s common stock outstanding as of November 11, 2021 was 25,371,781.

TFF PHARMACEUTICALS, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TFF PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$44,715,743	$35,300,805
Receivable due from collaboration agreement	831,061	—
Research and development tax incentive receivable	1,111,540	—
Prepaid assets and other current assets	833,630	2,258,229
Total current assets	47,491,974	37,559,034
Property and equipment, net	1,810,235	1,102,808
Total assets	$49,302,209	$38,661,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,557,612	$1,297,725
Deferred research grant revenue	-	24,315
Total liabilities	1,557,612	1,322,040

Commitments and contingencies (see Note 4)

Stockholders’ equity:
Common stock; $0.001 par value, 45,000,000 shares authorized; 25,371,781 and 22,534,874 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	25,372	22,535
Additional paid-in capital	103,158,144	71,648,453
Accumulated other comprehensive loss	(170,328)	(51,538)
Accumulated deficit	(55,268,591)	(34,279,648)
Total stockholders’ equity	47,744,597	37,339,802
Total liabilities and stockholders’ equity	$49,302,209	$38,661,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Grant revenue	$50,000	$—	$76,165	$—
Operating expenses:
Research and development	6,339,993	2,823,669	14,380,415	7,626,982
General and administrative	2,387,585	2,254,912	7,386,007	5,147,639
Total operating expenses	8,727,578	5,078,581	21,766,422	12,774,621

Loss from operations	(8,677,578)	(5,078,581)	(21,690,257)	(12,774,621)

Other income:
Other income (expense)	(13,129)	—	659,695	—
Interest income	12,051	20,546	41,619	102,809
Total other income (expense)	(1,078)	20,546	701,314	102,809

Net loss	$(8,678,656)	$(5,058,035)	$(20,988,943)	$(12,671,812)

Net loss per share, basic and diluted	$(0.34)	$(0.24)	$(0.85)	$(0.61)
Weighted average common shares outstanding, basic and diluted	25,371,781	20,867,526	24,635,350	20,810,004

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss	$(8,678,656)	$(5,058,035)	$(20,988,943)	$(12,671,812)
Other comprehensive loss:
Foreign currency translation adjustments	(53,498)	(28,172)	(118,790)	(67,663)
Comprehensive loss	$(8,732,154)	$(5,086,207)	$(21,107,733)	$(12,739,475)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Common Stock		Additional Paid- in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2021	22,534,874	$22,535	$71,648,453	$(51,538)	$(34,279,648)	$37,339,802

Sale of common stock, net of offering costs	2,140,000	2,140	28,021,424	-	-	28,023,564
Issuance of common stock for stock option exercises	244,656	245	655,008	-	-	655,253
Issuance of common stock for warrant exercises	444,751	444	179,768	-	-	180,212
Stock-based compensation	-	-	1,030,415	-	-	1,030,415
Foreign currency translation adjustment	-	-	-	(37,958)	-	(37,958)
Net loss	-	-	-	-	(7,654,575)	(7,654,575)
Balance, March 31, 2021	25,364,281	25,364	101,535,068	(89,496)	(41,934,223)	59,536,713
Additional offering costs related to the sale of common stock	-	-	(8,545)	-	-	(8,545)
Issuance of common stock for stock option exercises	7,500	8	34,492	-	-	34,500
Stock-based compensation	-	-	740,535	-	-	740,535
Foreign currency translation adjustment	-	-	-	(27,334)	-	(27,334)
Net loss	-	-	-	-	(4,655,712)	(4,655,712)
Balance, June 30, 2021	25,371,781	25,372	102,301,550	(116,830)	(46,589,935)	55,620,157
Stock-based compensation	-	-	856,594	-	-	856,594
Foreign currency translation adjustment	-	-	-	(53,498)	-	(53,498)
Net loss	-	-	-	-	(8,678,656)	(8,678,656)
Balance, September 30, 2021	25,371,781	$25,372	$103,158,144	$(170,328)	$(55,268,591)	$47,744,597

Balance, January 1, 2020	18,450,992	$18,451	$43,338,710	$-	$(15,712,414)	$27,644,747
Issuance of common stock for accrued research and development expense	220,666	221	1,131,792	-	-	1,132,013
Stock-based compensation	-	-	425,844	-	-	425,844
Foreign currency translation adjustment	-	-	-	(20,283)	-	(20,283)
Net loss	-	-	-	-	(3,797,198)	(3,797,198)
Balance, March 31, 2020	18,671,658	18,672	44,896,346	(20,283)	(19,509,612)	25,385,123
Stock-based compensation	-	-	295,356	-	-	295,356
Foreign currency translation adjustment	-	-	-	(19,208)	-	(19,208)
Net loss	-	-	-	-	(3,816,579)	(3,816,579)
Balance, June 30, 2020	18,671,658	18,672	45,191,702	(39,491)	(23,326,191)	21,844,692
Sale of common stock, net of offering costs	3,048,654	3,048	24,277,235	-	-	24,280,283
Issuance of common stock in connection with cashless warrant exercises	505,972	506	(506)	-	-	-
Stock-based compensation	-	-	546,120	-	-	546,120
Foreign currency translation adjustment	-	-	-	(28,172)	-	(28,172)
Net loss	-	-	-	-	(5,058,035)	(5,058,035)
Balance, September 30, 2020	22,226,284	$22,226	$70,014,551	$(67,663)	$(28,384,226)	$41,584,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

Cash flows from operating activities:
Net loss	$(20,988,943)	$(12,671,812)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,627,544	1,267,320
Depreciation and amortization	34,426	-
Changes in operating assets and liabilities:
Receivable due from collaboration agreement	(831,061)	-
Research and development tax incentive receivable	(1,168,553)	-
Prepaid assets and other current assets	1,407,862	519,816
Accounts payable	269,433	501,877
Deferred revenue	(24,315)	-

Net cash used in operating activities	(18,673,607)	(10,382,799)

Cash flows from investing activities:
Purchases of property and equipment	(741,853)	(293,243)
Net cash used in investing activities	(741,853)	(293,243)

Cash flows from financing activities:
Net proceeds from issuance of common stock	28,015,019	24,280,283
Proceeds from issuance of common stock for stock option exercises	689,753	-
Proceeds from issuance of common stock for warrant exercises	180,212	-

Net cash provided by financing activities	28,884,984	24,280,283

Effect of exchange rate changes on cash and cash equivalents	(54,586)	(81,286)

Net change in cash and cash equivalents	9,414,938	13,522,955

Cash and cash equivalents at beginning of period	35,300,805	28,094,936

Cash and cash equivalents at end of period	$44,715,743	$41,617,891

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for accrued research and development expense	$-	$1,132,013
Cashless exercise of warrants	$416	$506
Purchases of property and equipment included in accounts payable	$-	$652,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2021 and 2020

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

COVID-19

As of the date of this report, the COVID-19 pandemic has had a limited impact on our operations. During 2020, we experienced a temporary suspension of dosing in the Phase I clinical trial for our TFF Tac-Lac due to the COVID-19 pandemic, and the pandemic has otherwise caused minor slowing in the timing of certain non-clinical and clinical activities by us and our collaborators and service providers during 2020 and the first nine months of 2021. However, the COVID-19 pandemic has not caused us to forego, abandon or substantially delay any proposed activities. While we believe we have been able to effectively manage the disruption caused by the COVID-19 pandemic to date, there can be no assurance that our operations, including the development of our drug candidates, will not be disrupted or materially adversely affected in the future by the COVID-19 pandemic or an epidemic or outbreak of an infectious disease like the outbreak of COVID-19.

NOTE 2 - LIQUIDITY AND MANAGEMENT’S PLANS

As of September 30, 2021, the Company had cash and cash equivalents of approximately $44,716,000 and a working capital of approximately $45,934,000. The Company has not generated revenues from commercial operations since inception and has incurred recurring operating losses. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development.

The Company expects to further increase its research and development activities, which will increase the amount of cash utilized subsequent to September 30, 2021. Specifically, the Company expects increased spending on research and development activities and higher payroll expenses as it increases its professional and scientific staff and continues to prepare for anticipated manufacturing activities. If we encounter unforeseen delays or expenses, we have the ability to curtail our presently planned level of operations. The Company currently believes its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2021 and 2020

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2021 and the results of operations, changes in stockholders’ equity and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Cash and Cash Equivalents

The Company maintains its operating accounts in financial institutions in the U.S. and in Australia. The balances are insured up to specified limits. The Company’s cash is maintained in checking accounts and money market funds with maturities of less than three months when purchased, which are readily convertible to known amounts of cash, and which in the opinion of management are subject to insignificant risk of loss in value. As of September 30, 2021 and December 31, 2020, the Company had cash in Australia of AUD$307,053 (US$221,521) and AUD$214,240 (US$165,092), respectively.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company calculates depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to five years for furniture, fixtures, lab and computer equipment and software. Assets held within construction in progress are not depreciated. Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for its intended use. As of September 30, 2021 and December 31, 2020, approximately $304,000 and $1,103,000, respectively, of the Company’s property and equipment consisted of lab equipment that are considered construction in progress. Expenditures for repairs and maintenance of assets are charged to expense as incurred.

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

For The Three and Nine Months Ended September 30, 2021 and 2020

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

Funds received from the Feasibility Agreements are recorded as revenue as the Company is the principal participant in the arrangement because the activities under the Feasibility Agreements are part of the Company’s development programs. In those instances where the Company first receives consideration in advance of providing underlying services, the Company classifies such consideration as deferred revenue until (or as) the Company provides the underlying services. In those instances where the Company first provides the underlying services prior to its receipt of consideration, the Company records a grant receivable. During the three and nine months ended September 30, 2021, the Company rendered the related services and recognized revenue and research and development expenses of $50,000 and $76,165, respectively. As of September 30, 2021 and December 31, 2020, the Company had receivables due related to Feasibility Agreements of $25,000 and $0, respectively, which is included in prepaid assets and other current assets in the accompanying condensed consolidated balance sheets, and deferred grant revenue of $0 and $24,315, respectively.

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

Research and Development Tax Incentive

The Company is eligible to obtain a cash refund from the Australian Taxation Office for eligible research and development expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Company recognizes the Australian Tax Incentive when there is reasonable assurance that the cash refund will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured. During the period ended September 30, 2021, the Company received its first cash refund under the Australian Tax Incentive, which was for expenditures incurred during 2020. Therefore, the Company recorded amounts received, or that it expects to receive, for expenditures incurred during 2020 as other income in the condensed consolidated statements of operations.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2021 and 2020

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As the Company has determined that it has reasonable assurance that it will receive the cash refund for eligible research and development expenditures, beginning with expenditures incurred during the three and nine months ended September 30, 2021, the Company records the Australian Tax Incentive as a reduction to research and development expenses as the Australian Tax Incentive is not dependent on the Company generating future taxable income, the Company’s ongoing tax status, or tax position. At each period end, management estimates the refundable tax offset available to the Company based on available information at the time. This percentage of eligible research and development expenses reimbursable under the Australian Tax Incentive is 43.5% for the three and nine months ended September 30, 2021 and for the year ended December 31, 2020.

The research and development incentive receivable represents an amount due in connection with the Australian Tax Incentive. The Company has recorded a research and development tax incentive receivable of $1,111,540 and $0 as of September 30, 2021 and December 31, 2020, respectively, in the condensed consolidated balance sheets. The Company has recorded other income (expense) of $(13,129) and $659,695, in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively, related to refundable research and development incentive program payments for expenditures incurred during 2020. The Company recorded a reduction to research and development expenses of $219,520 and $735,927 during the three and nine months ended September 30, 2021, respectively, for expenditures incurred during 2021.

Basic and Diluted Earnings per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive share equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. Since the Company has had net losses for all periods presented, all potentially dilutive securities are anti-dilutive. Basic weighted average shares outstanding for the three and nine months ended September 30, 2020 include 400,000 shares underlying a warrant to purchase common shares. As the shares underlying this warrant can be issued for little consideration (an aggregate exercise price of $0.01 per share), these shares are deemed to be issued for purposes of basic earnings per share. The warrant was exercised during the nine months ended September 30, 2021.

For the nine months ended September 30, 2021 and 2020, the Company had the following potential common stock equivalents outstanding which were not included in the calculation of diluted net loss per common share because inclusion thereof would be anti-dilutive:

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Stock Options	2,723,339	2,871,123
Warrants	389,233	460,526
	3,112,572	3,331,649

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

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2021 and 2020

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In October 2018, the Company entered into a lease agreement for office space in Doylestown, Pennsylvania. The lease commenced on October 15, 2018 and expires on October 31, 2022, as amended. The lease has an additional one-year option for renewal, and the base rent is $36,000 per year. The Company has determined that the lease agreement is considered a short-term lease under ASC 842 and has not recorded a right-of-use asset or liability. The Company rents another office space on a month-to-month basis with no long-term commitment, which is considered a short-term lease as well. Short-term lease expense for the three and nine months ended September 30, 2021 was approximately $20,000 and $54,000, respectively. Short-term lease expense for the three and nine months ended September 30, 2020 was approximately $9,000 and $27,000, respectively.

Approximate future minimum lease payments required under the operating leases are as follows:

Year ending December 31,	Amount
2021 – Remaining	$9,000
2022	30,000
Total	$39,000

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

In May 2018, the Company entered into a master services agreement and associated individual study contracts with ITR Canada, Inc. (“ITR”) to provide initial contract pre-clinical research and development services for the Company’s drug product candidates. In January 2019, the Company cancelled all of the individual study contracts with ITR and entered into contracts with 11036114 Canada Inc. (initially dba VJO Non-Clinical Development and now dba Strategy Point Innovations (“SPI”)) and 11035835 Canada Inc., (dba Periscope Research) to complete additional pre-clinical research and development services in order to take advantage of eligible Canadian Tax Credits. The services related to the contract with SPI were sub-contracted to ITR and others under substantially the same terms as the initial contract with ITR. Desire Ventures, LLC facilitates the invoicing for the various affiliates. There was no accounts payable due in connection with this agreement as of September 30, 2021 and the accounts payable was approximately $56,000 as of December 31, 2020. During the three and nine months ended September 30, 2021, the Company recorded research and development costs of approximately $0 and $2,380,000, respectively, pertaining to this agreement. During the three and nine months ended September 30, 2020, the Company recorded research and development costs of approximately $709,000 and $1,713,000, respectively, pertaining to this agreement.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2021 and 2020

NOTE 5 - LICENSE AND AGREEMENTS, continued

In April 2019, the Company entered into a master services agreement with Irisys, LLC to provide contract manufacturing services for one of the Company’s drug product candidates, Voriconazole. The accounts payable due in connection with this agreement was approximately $142,000 and $59,000 as of September 30, 2021 and December 31, 2020, respectively. During the three and nine months ended September 30, 2021, the Company recorded research and development costs of approximately $639,000 and $1,436,000, respectively, pertaining to this agreement. During the three and nine months ended September 30, 2020, the Company recorded research and development costs of approximately $249,000 and $1,266,000, respectively, pertaining to this agreement.

In January 2020, TFF Australia entered into a master consultancy agreement with Novotech (Australia) Pty Ltd. (formally known as Clinical Network Services Pty Ltd.) to provide initial contract clinical research and development services for the Company’s drug product candidates. The accounts payable due in connection with this agreement was approximately AUD$105,000 (US$76,000) and AUD$170,000 (US$131,000) as of September 30, 2021 and December 31, 2020, respectively. During the three and nine months ended September 30, 2021, the Company recorded research and development costs of approximately AUD$547,000 (US$402,000) and AUD$1,468,000 (US$1,113,000), respectively, pertaining to this agreement. During the three and nine months ended September 30, 2020, the Company recorded research and development costs of approximately AUD$139,000 (US$99,000) and AUD$323,000 (US$218,000), respectively, pertaining to this agreement.

In May 2020, TFF Australia entered into an amended clinical trial research agreement with Nucleus Network Pty Ltd. to provide a Phase I study of one of the Company’s drug candidates, Tacrolimus. The accounts payable due in connection with this agreement was approximately AUD$3,000 (US$2,000) and AUD$51,000 (US$40,000) as of September 30, 2021 and December 31, 2020, respectively. During the three and nine months ended September 30, 2021, the Company recorded research and development costs of approximately AUD$119,000 (US$87,000) and AUD$565,000 (US$429,000), respectively, pertaining to this agreement. During the three and nine months ended September 30, 2020, the Company recorded research and development costs of approximately AUD$61,000 (US$44,000) and AUD$437,000 (US$295,000), respectively, pertaining to this agreement.

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

In January 2021, the Company entered into a master services agreement with Experic to provide contract manufacturing services for one of the Company’s drug product candidates, Voriconazole. The accounts payable due in connection with this agreement was approximately $360,000 as of September 30, 2021. During the three and nine months ended September 30, 2021, the Company recorded research and development costs of approximately $735,000 and $1,036,000, respectively, pertaining to this agreement.

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

For The Three and Nine Months Ended September 30, 2021 and 2020

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

The Company records its portion of the research and development expenses as the related expenses are incurred. All payments received or amounts due from Augmenta for reimbursement of shared costs are accounted for as an offset to research and development expense.  During the three and nine months ended September 30, 2021, the Company recorded research and development expenses of $341,840 and $828,511, respectively, and has recorded a receivable of $831,061 for reimbursement due from Augmenta as of September 30, 2021.

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

Stock Option Exercises

During the nine months ended September 30, 2021, 252,156 shares of common stock were issued in connection with the exercise of stock options for total proceeds of $689,753.

Warrant Exercises

During the nine months ended September 30, 2021, 415,917 shares of common stock were issued in connection with the cashless exercise of 424,288 common stock warrants.

During the nine months ended September 30, 2021, 28,834 shares of common stock were issued in connection with the exercise of common stock warrants for total proceeds of $180,212.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2021 and 2020

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

In September 2021, the Company’s board of directors approved its 2021 Stock Incentive Plan (“2021 Plan”), which was also approved by the stockholders of the Company at the Company’s annual meeting of stockholders held on November 4, 2021. The 2021 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock, the grant of restricted and unrestricted share awards and grant of restricted stock units. The Company has 4,200,000 shares of its common stock reserved under the 2021 Plan. All of the Company’s employees and any subsidiary employees (including officers and directors who are also employees), as well as all of the Company’s nonemployee directors and other consultants, advisors and other persons who provide services to the Company will be eligible to receive incentive awards under the 2021 Plan.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three and nine months ended September 30, 2021 and 2020 for stock options and warrants:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Research and development	$137,549	$274,285	$34,430	$78,035
General and administrative	719,045	2,353,259	511,690	1,189,285
	$856,594	$2,627,544	$546,120	$1,267,320

As of September 30, 2021, there was approximately $9,316,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.6 years.

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

The Company estimated the fair value stock options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of stock options issued was estimated using the following assumptions:

Nine Months Ended September 30, 2021
Weighted average exercise price	$9.33
Weighted average grant date fair value	$6.97
Assumptions
Expected volatility	89%-97%
Weighted average expected term (in years)	6.0-10.0
Risk-free interest rate	0.81%-1.09%
Expected dividend yield	0.00%

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

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2021 and 2020

NOTE 7 – STOCK BASED COMPENSATION, continued

The following table summarizes stock option activity during the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2021	2,610,495	$5.63	8.60	$22,789,233
Granted	365,000	9.33	—	—
Exercised	(252,156)	2.74	—	—
Outstanding at September 30, 2021	2,723,339	$6.40	8.19	$7,113,579
Exercisable at September 30, 2021	1,049,615	$4.73	7.68	$3,789,466

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock. The intrinsic value of the options exercised during 2021 was approximately $3,751,000.

Warrants

On February 1, 2021, the Company issued a five-year warrant to purchase 25,000 shares of common stock at $15.90 per share to a consultant. The fair value of the warrant on the grant date was estimated using the Black-Scholes-Merton option pricing model with a common stock value of $16.13 per share, a contractual life of 5.0 years, a dividend yield of 0%, volatility of 97.09% and an assumed risk-free interest rate of 0.42%. The warrant is immediately exercisable. The fair value of the warrant was determined to be approximately $293,000 and was recorded in general and administrative expenses in the condensed consolidated statement of operations during the nine months ended September 30, 2021.

In determining the fair value for warrants, the expected life of the Company’s warrants was determined using the contractual life. The methodology in determining all other inputs to calculate the fair value utilizing the Black-Scholes-Merton option pricing model is the same as the stock option methodology described in above for stock options.

NOTE 8 – SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2021 through the filing date of this Quarterly Report. Based on its evaluation, nothing other than the events below need to be disclosed.

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

General

TFF Pharmaceuticals, Inc. (NASDAQ: TFFP) is an early-stage biopharmaceutical company focused on developing and commercializing innovative drug products based on our patented Thin Film Freezing, or TFF, technology platform. We believe, and early testing confirms, that our TFF platform can significantly improve the solubility of poorly water-soluble drugs, a class of drugs that makes up approximately two-thirds of the major pharmaceuticals worldwide, thereby improving the pharmacokinetic effect of those drugs. We believe that in the case of some new drugs that cannot be developed due to poor water-solubility, our TFF platform has the potential to increase the pharmacokinetic effect of the drug to a level allowing for its development and commercialization. In November 2019, we initiated Phase I human clinical trials of our lead product, TFF Voriconazole Inhalation Powder, or TFF Vori, completed the clinical portion of the Phase 1 trial in July 2020 and completed enrollment in a Phase 1b clinical trial in asthma patients in November 2021. In June 2020, we commenced Phase 1 human clinical trials of our TFF Tacrolimus Inhalation Powder, or TFF Tac-Lac, product in Australia. Dosing of subjects in the Phase 1 trial of TFF Tac-Lac was completed in July 2021. As of the date of this report, we have approval to start a Phase 1 trial of the TFF Niclosamide product in Canada and dosing will start in November 2021. We have not progressed the development of any other of our drug candidates to human clinical trials and our efforts have focused on the formulation, early-stage animal testing and formal toxicology studies of our initial drug candidates in preparation for our first clinical trials.

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

We intend to initially focus on the development of the following product candidates:

●	TFF Vori is an inhaled dry powder version of Voriconazole, generally considered to be the best antifungal drug used to treat and prevent invasive pulmonary aspergillosis, or IPA, a severe fungal pulmonary disease with a mortality rate that can reach 90% in some patient populations. In October 2019, we submitted to the U.S. Food and Drug Administration, or FDA, an Investigational New Drug Application, or IND, for our TFF Vori product and initiated our Phase I human clinical trials in November 2019. In July 2020, we completed the clinical portion of the Phase I trial with both single ascending and multiple ascending dose phases with 32 healthy subjects enrolled in each part to evaluate the safety, tolerability and pharmacokinetic profile of TFF Vori. We believe, and our clinical testing to date confirms, that our TFF platform can be used to formulate a dry powder version of Voriconazole, which is no longer subject to patent protection. Voriconazole is currently marketed in Australia, Europe and the U.S. as Vfend®. As of the date of this report, the Clinical Practice Guidelines released by the Infectious Diseases Society of America recommend Voriconazole as first-line monotherapy for IPA. However, since the registration of Vfend in Europe and the U.S. in 2002, several studies have examined the exposure-response relationship with Voriconazole, identifying a relationship between low Voriconazole exposure and higher rates of treatment failure, as well as a higher propensity for neurotoxicity at higher exposures. We believe a TFF prepared dry powder formulation of Voriconazole administered directly to the lungs can maximize both the prophylactic value for immunocompromised patients susceptible to IPA and the treatment value of patients suffering from acute and chronic IPA. We also believe our dry powder drug formulation would benefit patients by providing the drug at the “port of entry” of invasive fungal infections, while also reducing or eliminating the unpleasant and potentially fatal side effects associated with Voriconazole and other last line antifungals.

●	TFF Tac-Lac is an inhaled dry powder version of tacrolimus, an immunosuppressive drug used in transplant medicine. Prograf® tacrolimus is currently the second most commonly administered immunosuppressive drug used in solid organ transplants, despite what we believe to be the many challenges for patients and physicians when used for extended periods. Prograf tacrolimus can cause toxicity in the kidneys, particularly when used in high doses that are required for effective immunosuppression in the lung. Tacrolimus is no longer under patent protection, and we intend to develop a dry powder version suitable for use with a dry powder inhaler. Because our dry powder version would provide for a high local lung concentration without the typical systemic toxicity frequently experienced with oral dosage form immunosuppressants, we believe our drug candidate should have a high likelihood of success in competing in the immunosuppressant market for lung and heart/lung transplants. As of the date of this report, we intend to submit to the FDA an IND for TFF Tac-Lac in 2022.

●	TFF Niclosamide is an inhaled dry powder formulation of Niclosamide. Niclosamide has been used to treat tapeworm infections in humans since the 1960s and was recently reported to be one of the most potent approved drugs in screens for antiviral activity against the SARS-CoV2 virus that causes the COVID-19 disease, including the UK B.1.1.7 and South African B.1.351 variants. Early testing confirmed that our TFF platform can be used to formulate a dry powder version of Niclosamide, which is no longer subject to patent protection. We believe a TFF prepared dry powder formulation of Niclosamide administered directly to the lungs can maximize both the prophylactic value for persons exposed to COVID-19 and for the treatment of patients with COVID-19 infections at risk for serious disease complications. TFF has also obtained the rights to a novel formulation that may enhance the bioavailability of Niclosamide through oral delivery under our license from the University of Texas. Orally delivered Niclosamide has shown promise for the treatment of COVID -19 and various forms of cancer. On August 12, 2020, we entered into a licensing and collaboration agreement with UNION therapeutics A/S in which UNION acquired an option to obtain a worldwide exclusive license for the TFF technology in combination with niclosamide. In September 2021, a Clinical Trial Application (CTA) was filed with Health Canada to initiate a Phase 1 human clinical trial of inhaled TFF Niclosamide and dosing is expected to start in the fourth quarter of 2021.

●	TFF mAb therapies is intended to be a dry powder formulation of a COVID-19 monoclonal antibody therapy. On November 1, 2020, the Company entered into a joint development and collaboration agreement (the “Agreement”) with Augmenta Bioworks, Inc. (“Augmenta”) pursuant to which the parties have agreed to collaborate on the joint development of novel commercial products incorporating Augmenta’s human-derived monoclonal antibodies (“mAbs”) for potential COVID-19 therapeutics. Under the terms of the Agreement, both companies will collaborate to develop one or more commercial therapeutics utilizing the Company’s Thin-Film Freezing technology to manufacture dry powder formulations of Augmenta’s mAbs for inhalation delivery directly to the lungs of patients.

We have identified a number of additional drug candidates that show promise upon initial evaluation, including dry powder formulations of:

●	Cannabidiol, or CBD, a controlled substance as defined in the federal Controlled Substances Act of 1970 that is reported to be used by some for the treatment of various epilepsy syndromes as well as anxiety, insomnia, and different types of pain. We are in the early stages of developing an inhaled dry powder form of CBD that could be used to support or to treat a variety of health issues that may benefit from CBD administration.

●	Vaccines containing aluminum salts, which make up approximately 35% of all vaccines. Aluminum salts are incorporated into many vaccine formulations as an adjuvant, which is a substance added to vaccines to enhance the immune response of vaccinated individuals. A major limitation with these vaccines is that they are fragile and to maintain their efficacy they must be formulated as liquid suspensions and kept in a cold chain (2 – 8°C) during transport and storage, which is burdensome and expensive. We have conducted drug and performance characterization activities of certain TFF formulated salt containing vaccines, which suggest that the salt containing vaccines can be successfully converted from liquid suspension into dry powder, and then later be reconstituted at the time of use without causing a decrease in efficacy. Furthermore, TFF has evaluated formulation and delivery of vaccines that do not contain aluminum salts and reported positive animal data for a universal influenza candidate vaccine formulation in collaboration with the University of Georgia. In addition, TFF and USAMRIID have a CRADA agreement to evaluate monoclonal antibody vaccines to prevent a number of viral infections. We are also collaborating with Albert Einstein College of Medicine on certain VSV vaccine candidates.

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

We are also focused on the joint development of dry powder formulations of proprietary drugs owned or licensed by other pharmaceutical companies. As of the date of this report, we are at various stages of different feasibility studies of new chemical entities owned by international pharmaceutical companies. In addition, we recently commenced preliminary analysis and testing of dry powder formulations of certain drugs and vaccines through topical, ocular and nasal applications in connection with our participation in submissions made to certain government agencies for government contracts. Also, in May 2020, we authorized a third party to conduct feasibility studies and market testing of dry powder formulations of cannabis and cannabis-derived products.

Our business model is to develop proprietary innovative drug product candidates that offer commercial or functional advantages, or both, to currently available alternatives. In our initial evaluation of the market, we have identified a number of potential drug candidates that show promise upon initial assessment. In most cases, these are off-patent drugs for which we would directly pursue the development of a dry powder formulation, however, we do not expect any dry powder formulation of a CBD drug product to be off-patent and our dry powder formulation of aluminum salt vaccines may not be off-patent. In those cases where our initial dry powder drug candidate will be established drugs that are off-patent, such as TFF Vori and TFF Tac-Lac, we believe that our drug product candidates may qualify for approval by the FDA through the FDA’s 505(b)(2) regulatory pathway and in corresponding regulatory paths in other foreign jurisdictions. The 505(b)(2) pathway sometimes does not require clinical trials other than a bioequivalence trial. Our dry powder formulation of a CBD drug candidate will likely require a full NDA through the FDA’s 505(b)(1) regulatory pathway, however, a non-pharmaceutical CBD dry formulation, such as a dietary supplement, may not require FDA approval. We expect that our dry powder formulation of aluminum salt vaccines will require a biological license application, or BLA, which is very similar to a full NDA through the FDA’s 505(b)(1) regulatory pathway. In addition, to the extent we claim that any of our off-patent drug product candidates target a new indication or offer improved safety compared to the existing approved products, and it is our present expectation that we will in many cases, it is likely that we will be required to conduct additional clinical trials in order to obtain marketing approval. For example, based on separate pre-IND meetings with the FDA concerning TFF Vori and TFF Tac-Lac, we believe we will need to conduct Phase 1 and Phase 2 studies prior to filing for marketing approval for TFF Vori and Phase 1 and Phase 2b/3a studies prior to filing for marketing approval for TFF Tac-Lac. However, there can be no assurance that the FDA will not ask for additional clinical data for either TFF Vori or TFF Tac-Lac.

We also believe that in some cases our dry powder drug products may qualify for the FDA’s orphan drug status, such as designated for TFF Tac-Lac. Upon and subject to receipt of the requisite approvals, we intend to commercialize our drug products through a combination of our internal direct sales and third-party marketing and distribution partnerships. In some cases, such as the development of combination drugs or the development of dry powder formulations of patented drugs, we intend to pursue the licensing of our TFF platform or a joint development arrangement.

On March 30, 2021, we closed a public offering of 2,140,000 shares of common stock at a public offering price of $14.00 per share. After the payment of underwriter discounts and offering expenses, we received net proceeds of approximately $28.0 million.

We were incorporated under the laws of the state of Delaware on January 24, 2018. Our principal executive offices are located at 3801 S. Capital of Texas Hwy, Suite 330, Austin, Texas 78704, and our telephone number is (737) 802-1973. Our website address is www.tffpharma.com. The information contained in, or accessible through, our website is not incorporated by reference into this report, and you should not consider any information contained in, or that can be accessed through, our website as part of this report or in deciding whether to purchase our common stock.

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

The Company has entered into feasibility and material transfer agreements with third parties that provide us with funds in return for certain research and development activities. During the three months ended September 30, 2021 and 2020, we recognized $50,000 and $0, respectively, of grant revenue. During the nine months ended September 30, 2021 and 2020, we recognized $76,165 and $0, respectively, of grant revenue.

During the three months ended September 30, 2021 and 2020, we incurred $6,339,993 and $2,823,669 of research and development expenses and $2,387,585 and $2,254,912 of general and administrative expenses, respectively. The increase in research and development expenses during 2021 was due to increased manufacturing costs of approximately $2.2 million, which includes approximately $341,000 related to the Augmenta Agreement, clinical and preclinical expenses of approximately $425,000 and $353,000, respectively, related to Niclosamide, TFF Vori and TFF Tac-Lac, payroll and related expense of approximately $371,000 and stock-based compensation of approximately $103,000. The increase in research and development expenses also includes our preliminary analysis and testing of dry powder formulations of several drugs and vaccines owned or licensed by third parties we believe may lead to the out-licensing of our TFF technology for the development of dry powder product candidates. We expect our spending on research and development activities to continue to increase in upcoming quarters due primarily to clinical trial activity. The increase in general and administrative expenses in 2021 from the prior year was mainly a result of increases in insurance and investor relation expenses of approximately $178,000, payroll and related expenses of approximately $91,000 and stock-based compensation of approximately $207,000, along other general increases due to the increase in our operations, offset by a decrease in consulting and business development activities of approximately $430,000. While we expect our general and administrative expenses to continue to increase over the next few years, we anticipate the rate of increase has begun to decrease. We incurred a net loss of $8,678,656 and $5,058,035 for three months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021 and 2020, we incurred $14,380,415 and $7,626,982 of research and development expenses and $7,386,007 and $5,147,639 of general and administrative expenses, respectively. The increase in research and development expenses during 2021 was due to increased manufacturing costs of approximately $3.3 million, which includes approximately $829,000 related to the Augmenta Agreement, clinical and preclinical expenses of approximately $569,000 and $1.5 million, respectively related to Niclosamide, TFF Vori and TFF Tac-Lac, payroll and related expense of approximately $371,000 and stock-based compensation of approximately $196,000. The increase in research and development expenses also includes our preliminary analysis and testing of dry powder formulations of several drugs and vaccines owned or licensed by third parties we believe may lead to the out-licensing of our TFF technology for the development of dry powder product candidates. We expect our spending on research and development activities to continue to increase in upcoming quarters due primarily to clinical trial activity. The increase in general and administrative expenses in 2021 from the prior year was mainly a result of increases in insurance and investor relation expenses of approximately $464,000, consulting and business development activities of approximately $289,000, payroll and related expense of approximately $198,000 and stock-based compensation of approximately $1,164,000, along other general increases due to the increase in our operations. While we expect our general and administrative expenses to continue to increase over the next few years, we anticipate the rate of increase has begun to decrease. We incurred a net loss of $20,988,943 and $12,671,812 for nine months ended September 30, 2021 and 2020, respectively.

During the three months ended September 30, 2021 and 2020, we recognized $(1,078) and $20,546, respectively, of other income (expense) . The other income (expense) recognized during the three months ended September 30, 2021 included an expense of $(13,129) relating to a reduction of research and development tax credits reimbursable from the Australian government for expenses incurred in a prior year, mainly due to exchange rate changes, offset by $12,051 of income consisting of interest earned on our cash and cash equivalents. The other income (expense) recognized during the three months ended September 30, 2020 relates to income from interest earned on our cash and cash equivalents.

During the nine months ended September 30, 2021 and 2020, we recognized $701,314 and $102,809, respectively, of other income (expense). The other income (expense) recognized during the nine months ended September 30, 2021 consists of $659,695 of income from research and development tax credits reimbursable from the Australian government for expenses incurred in a prior year and $41,619 of interest earned on our cash and cash equivalents. The other income (expense) recognized during the nine months ended September 30, 2020 relates to income from interest earned on our cash and cash equivalents.

Financial Condition

As of September 30, 2021, we had total assets of approximately $49.3 million and working capital of approximately $45.9 million. As of September 30, 2021, our liquidity included approximately $44.7 million of cash and cash equivalents. We believe that our cash on-hand as of the date of this report is sufficient to fund our proposed operating plan for, at least, the 12 months following the date of this report. However, as of the date of this report, we believe that we will need additional capital to fund our operations through to the marketing approval for TFF Vori and TFF Tac-Lac, assuming such approval can be obtained at all, and to engage in the substantial development of any other of our drug candidates, such as formulation, early-stage animal testing and formal toxicology studies. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and co-development and joint ventures with industry partners, with a preference towards licensing fees for our technology and co-development and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

Off Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description	Method of Filing
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.1	TFF Pharmaceuticals, Inc. 2021 Stock Incentive Plan	Incorporated by reference from the Registrant’s Definitive Proxy Statement filed on September 23, 2021.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	Inline XBRL Instance Document.	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TFF PHARMACEUTICALS, INC.

Date: November 15, 2021	By:	/s/ Glenn Mattes
Glenn Mattes,
President and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Kirk Coleman
Kirk Coleman,
Chief Financial Officer
(Principal Financial Officer)