Form 10-K
period 2021-12-31
TFF Pharmaceuticals, Inc.
filed 2022-03-24
CIK 1733413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-39102

TFF Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-4344737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1751 River Run, Suite 400

Fort Worth, Texas 76107

(Address of principal executive offices)

(817) 438-6168
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

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $229,001,120.

The number of shares of the registrant’s common stock outstanding as of March 22, 2022 was 25,371,781.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Item 1A Risk Factors in this Annual Report on Form 10-K. These risks include, but are not limited to the following:

●	We are a clinical-stage biopharmaceutical company with limited operating history.

●	We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future.

●	We expect we will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

●	Our business model is entirely dependent on certain patent rights licensed to us from the University of Texas at Austin, and the loss of those license rights would, in all likelihood, cause our business, as presently contemplated, to fail.

●	Our business model includes the licensing of our TFF Platform to other pharmaceutical companies, however technology licensing in the pharmaceutical industry is a lengthy process and subject to several risks and factors outside of our control, and we cannot forecast our ability to successfully license our technology or the length of time it takes to establish a new licensing relationship.

●	Our business may be adversely affected by the recent COVID-19 outbreak.

●	We currently have no sales and marketing organization. If we are unable to establish satisfactory sales and marketing capabilities or secure a third-party sales and marketing relationship, we may not be able to successfully commercialize any of our product candidates.

●	We will be completely dependent on third parties to manufacture our product candidates, and the commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

●	Our business operations could suffer in the event of information technology systems’ failures or security breaches.

●	Sales of counterfeit versions of our product candidates, as well as unauthorized sales of our product candidates, may have adverse effects on our revenues, business, results of operations and damage our brand and reputation.

●	Our success is entirely dependent on our ability to obtain the marketing approval for our product candidates by the FDA and the regulatory authorities in foreign jurisdictions in which we intend to market our product candidates, of which there can be no assurance.

●	Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome.

●	Even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from its sales, if any, may be limited.

●	Even if we obtain marketing approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates.

●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

●	Even though we may apply for orphan drug designation for a product candidate, we may not be able to obtain orphan drug marketing exclusivity.

●	Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

●	Any termination or suspension of, or delays in the commencement or completion of, any necessary studies of any of our product candidates for any indications could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

●	Third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues.

●	Any product candidates we develop that incorporate CBD will be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

●	The passage of the 2018 Farm Bill will impact our development of a dry powder version of CBD.

●	We are dependent on rights to certain technologies licensed to us. We do not have complete control over these technologies and any loss of our rights to them could prevent us from selling our product candidates.

●	It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

●	Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.

●	We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

●	The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment.

●	If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

●	Future capital raises may dilute your ownership and/or have other adverse effects on our operations.

●	We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

●	We have not paid dividends in the past and have no immediate plans to pay dividends.

●	We may be at an increased risk of securities class action litigation.

●	Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

●	Our certificate of incorporation and amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

PART I

Item 1.	Business

Background

TFF Pharmaceuticals, Inc. was formed as a Delaware corporation on January 24, 2018 for the purpose of developing and commercializing innovative drug products based on our patented Thin Film Freezing, or TFF, technology platform. We were formed by Lung Therapeutics, Inc., or LTI, an early-stage biotechnology company focused on the development of certain technologies in the pulmonary field. In March 2018, we completed a Series A preferred stock financing with third-party investors, at which time we acquired certain of LTI’s non-core intellectual property rights and other assets, all of which relate to our TFF technology, for 4,000,000 shares of our common stock. On February 14, 2022, LTI reported that it owned 2,235,000 shares of our common stock, or approximately 8.8% of our capital stock. We are no longer a subsidiary of LTI.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing innovative drug products based on our patented Thin Film Freezing, or TFF technology platform. We believe, and early testing confirms, that our TFF platform can significantly improve the solubility of poorly water-soluble drugs, a class of drugs that makes up approximately 33% of the major pharmaceuticals worldwide, thereby improving the pharmacokinetic effect of those drugs. We believe that in the case of some new drugs that cannot be developed due to poor water-solubility, our TFF platform has the potential to increase the pharmacokinetic effect of the drug to a level allowing for its development and commercialization.

As of the date of this report, we have two product candidates under development, TFF Voriconazole Inhalation Powder, or TFF Vori, and TFF Tacrolimus Inhalation Powder, or TFF Tac-Lac. In July 2020, we completed Phase I human clinical trials of our lead product, TFF Vori, and completed the enrollment of a Phase 1b clinical trial of TFF Vori in asthma patients in December 2021. Dosing of TFF Vori in patients with invasive pulmonary aspergillosis in a Phase 2 clinical trial will begin in the first half of 2022. In September 2021, we completed Phase 1 human clinical trials of our TFF Tac-Lac product in Australia. Dosing of TFF Tac-Lac in lung transplant patients in a Phase 2 clinical trial will begin in the first half of 2022. In November 2021, we commenced dosing of TFF Niclosamide in a Phase 1 human clinical trial in Canada. We have not progressed the development of any other of our drug candidates to human clinical trials and our efforts have focused on the formulation, early-stage animal testing and formal toxicology studies of our initial drug candidates in preparation for our first clinical trials.

We also focused on the joint development of dry powder formulations of proprietary drugs owned or licensed by other pharmaceutical companies. As of the date of this report, we are engaged in the joint development of an inhaled SARS-CoV2 Monoclonal Antibody in collaboration with Augmenta BioWorks and a dry powder formulation of niclosamide in collaboration agreement with UNION therapeutics A/S. We are also actively engaged in the analysis and testing of dry powder formulations of several drugs and vaccines through topical, ocular and nasal applications pursuant to feasibility studies and material transfer agreements with U.S. and international pharmaceutical companies and certain government agencies.

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

We believe our TFF platform presents the following high value opportunities:

●	Reformulation of drugs for lung conditions. Today, many drugs intended for lung conditions are only given orally or intravenously due to properties that make them ill-suited for direct delivery by inhalers. Given by these routes, typically only 10% of the drug reaches the lungs, and these drugs may cause unwanted and even deadly side effects. We believe that our TFF platform for the first time will allow many of these medications to be formulated into the convenient, direct-to-lung dry powder inhaler format, thereby enhancing efficacy, reducing or eliminating side effects and providing for delivery of drug direct to the target site.

●	Biologics. Biopharmaceuticals (or biologics) are by far the fastest growing sector in the pharmaceutical industry today. According to Mordor Intelligence, the market for biologics was valued at approximately $302.6 billion in 2020 and is expected to reach $509.2 billion by 2026. Biologics are most commonly delivered intravenously, and they can be an especially challenging class of drugs for formulation into a dry powder. We believe our TFF platform is uniquely suited to meet many of the challenges of biologic formulations, and our UT collaborators have demonstrated, via animal model testing and in vitro testing, the effectiveness of the TFF technology to produce dry powder biologics with up to 100% activity retained. We intend to explore dry powder forms of numerous biological drugs, including drugs intended to treat indications other than lung conditions and diseases. We are also pursuing TFF formulations of salt containing vaccines, which we believe may provide significant advantages over the traditional method of handling vaccines through liquid suspension and cold chain.

●	Combination Drugs. Combination drugs are products with two or more active pharmaceutical ingredients. In addition to providing for increased patient compliance with multiple medications, some drugs act synergistically and provide for superior benefit when given as a combination. However, combining pharmaceutical agents can be challenging, especially for inhalation delivery. Our TFF platform has shown the ability to produce fixed dose combinations of many agents in a manner that delivers the drugs simultaneously to the site of action in a precise amount.

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

We continue to work with the inventors of the TFF platform through a series of Sponsored Research Agreements, or SRAs, with UT. Our SRAs with UT are industry standard sponsored research agreements pursuant to which UT provides to us certain product formulation, characterization and evaluation services with regard to our product candidates incorporating our TFF technology in exchange for our payment of UT’s expenses and reasonable overhead. The services conducted by UT are to be carried out under the direction of a principal investigator at UT who is the principal inventor of the TFF technology. The current SRA expires in April 2022 and is subject to renewal upon mutual agreement of the parties. As of the date of this report, we are engaged in talks with UT to extend the SRA. The SRAs includes customary provisions concerning confidentiality, indemnification and intellectual property rights, including each party’s exclusive ownership of all intellectual property developed solely by them and the parties’ joint ownership of all intellectual property developed jointly. All patented intellectual property rights relating to the TFF technology developed solely or jointly by UT are subject to our patent license agreement with UT and are included among our licensed patent rights. Pursuant to those SRAs, the research scientists, together with their labs and collaborators, provide expertise and initial development work, including:

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

Our Internal Product Candidates

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

TFF Voriconazole Inhalation Powder, Vori – For the Treatment of Invasive Pulmonary Aspergillosis

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

Through our work with UT, we successfully conducted preclinical testing of a TFF formulation of Voriconazole in 2018. In February 2019, we participated in a pre-IND meeting with the FDA for purposes of discussing our proposed regulatory pathway for TFF Vori and obtaining guidance from the FDA on the pre-clinical plan leading to the filing and acceptance of an IND application for TFF Vori. We were successful in gaining agreement that a 505(b)(2) approach would be appropriate for TFF Vori. In October 2019, we submitted to the FDA an IND for our TFF Vori and initiated our Phase I human clinical trials in November 2019. We completed the clinical portion of our Phase 1 trial in July 2020 and progressed to a Phase 1b clinical trial in asthma patients in November 2020, which completed dosing in December 2021. We have initiated activities to gain regulatory approval for a Phase 2 clinical trial of TFF Vori and we expect to begin enrolling patients in the first half of 2022. We believe that subject to a successful completion of a single well-controlled and adequately powered study, we will be able to file FDA marketing approval. However, there can be no assurance that the FDA will not ask for additional clinical data. We also believe that our dry powder formulation may qualify as an orphan drug, as there are an estimated 50,000 transplant patients and an additional 30,000 or more acute leukemia patients in the U.S. each year that are at risk of developing IPA, as well as approximately 50,000 patients suffering with IPA.

TFF Tacrolimus Inhalation Powder, Tac-Lac — For Immunosuppression to Prevent Organ Transplant Rejection

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

Through our partners at UT, we successfully conducted preclinical testing of our dry powder formulation of Tacrolimus in 2018. In September 2019, we participated in a pre-IND meeting with the FDA for purposes of discussing our proposed regulatory pathway for TFF Tac-Lac and obtaining guidance from the FDA on the pre-clinical plan leading to the filing and acceptance of an IND application for TFF Tac-Lac. We were successful in gaining agreement that a 505(b)(2) approach would be appropriate for TFF Tac-Lac. In September 2021, we completed a Phase 1 human clinical trial of TFF Tac-Lac. We have initiated activities to gain regulatory approval for a Phase 2 clinical trial of TFF Tac-Lac and we expect to begin enrolling patients in the first half of 2022. As of the date of this report, we intend to submit to the FDA an IND for TFF Tac-Lac when we initiate Phase 2 clinical trials.

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

The 2018 Farm Bill, which was signed into law on December 20, 2018, liberalized to some degree the regulation of hemp and hemp-derived products, such as CBDs, under the CSA. However, the 2018 Farm Bill did not alter the FDA’s authority to regulate products containing cannabis or cannabis-derived compounds, including CBD, under the Federal Food, Drug, and Cosmetic Act, or the FDCA. Following passage of the 2018 Farm Bill, the FDA reaffirmed its enforcement authority and reiterated the requirement that a CBD product (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit, or with any other disease claim, be approved by the FDA for its intended use before it may be introduced into interstate commerce. However, we believe that CBD products that are not marketed with a claim of therapeutic benefit, or with any other disease claim, and meet the requirements of a dietary supplement, may not require FDA pre-marketing approval. Hemp products, including CBDs, that qualify as drugs, food, dietary supplements, veterinary products, and cosmetics will continue to be regulated by the FDA under the applicable regulatory frameworks. As of the date of this report, we believe that Epidiolex is the only CBD-based product that has received market approval from the FDA

Vaccines containing aluminum salts, which make up approximately 35% of all vaccines. Aluminum salts are incorporated into many vaccine formulations as an adjuvant, which is a substance added to vaccines to enhance the immune response of vaccinated individuals. A major limitation with these vaccines is that they are very fragile and to maintain their efficacy they must be formulated as liquid suspensions and kept in a cold chain (2–8°C) during transport and storage, which is burdensome and expensive. Also, exposure of the liquid vaccines to either ambient or freezing temperatures will cause a loss of efficacy, including particle aggregation in the case of freezing. Alternatives to cold chain have been examined, including the introduction of stabilizing agents in vaccines to prevent aggregation during freezing and the application of novel freezing and drying techniques; however, we believe that to date none of these techniques have led to an acceptable alternative to cold chain

We have conducted drug and performance characterization activities of certain TFF formulated salt containing vaccines. Our activities suggest that the salt containing vaccines can be successfully converted from liquid suspension into dry powder using our TFF platform using a relatively low concentration of trehalose as an excipient, and that the dry powder can later be reconstituted at the time of use without causing particle aggregation or decrease in efficacy. In addition, the dry vaccine powder did not aggregate after repeated dry-freezing-and-thawing. We believe that the TFF platform may be used to formulate new vaccines, or to reformulate existing vaccines, that are adjuvanted with aluminum salts into dry vaccine powder without significant loss of efficacy.

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

Other Potential Product Candidates. We have identified a number of additional drug candidates that show promise upon initial evaluation. In each case, these are drugs for which we would directly pursue the development of a dry powder formulation for use through a dry powder inhaler. We have not commenced meaningful development activities for any of these product candidates at this time and there can be no assurance that we will pursue any of the product candidates below.

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

Our business model includes the development proprietary innovative drug product candidates that offer commercial or functional advantages, or both, to currently available alternatives. Because our initial dry powder drug candidates, TFF Vori and TFF Tac-Lac, will be established drugs that are off-patent, we believe that our initial drug product candidates will qualify for approval by the U.S. Food and Drug Administration, or FDA, through the FDA’s 505(b)(2) regulatory pathway and in corresponding regulatory paths in other foreign jurisdictions. The 505(b)(2) pathway sometimes does not require clinical trials other than a bioequivalence trial. However, to the extent we claim that our product candidates target a new indication or offer improved safety compared to the existing approved products, and it is our present expectation that we will in many cases, it is likely that we will be required to conduct additional clinical trials in order to obtain marketing approval. For example, and as more fully described below, based on a February 2019 pre-Investigational New Drug Application, or IND, meeting with the FDA concerning TFF Vori, we believe we will need to conduct Phase I and Phase II studies prior to filing for marketing approval for TFF Vori. In addition, based on a September 2019 pre-IND meeting with the FDA concerning TFF Tac-Lac, we also believe we will require Phase I and Phase IIb/IIIa studies prior to filing for marketing approval for TFF Tac-Lac. However, there can be no assurance that the FDA will not ask for additional clinical data for either TFF Vori or TFF Tac-Lac.

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

Our Joint Development Collaborations and Licensing Activities

We also focused on the joint development of dry powder formulations of proprietary drugs owned or licensed by other pharmaceutical companies. As of the date of this report, we are engaged in the joint development of an inhaled SARS-CoV2 Monoclonal Antibody in collaboration with Augmenta BioWorks and a dry powder formulation of niclosamide in collaboration agreement with UNION therapeutics A/S. We are also actively engaged in the analysis and testing of dry powder formulations of several drugs and vaccines through topical, ocular and nasal applications pursuant to feasibility studies and material transfer agreements with U.S. and international pharmaceutical companies and certain government agencies.

Inhaled SARS-CoV2 Monoclonal Antibody (Joint development with Augmenta BioWorks)

On November 2, 2020, we entered into a Joint Development Agreement with Augmenta BioWorks pursuant to which we and Augmenta agreed to work jointly to develop one or more dry powder formulations of Augmenta’s human derived monoclonal antibody for the treatment of patients with COVID-19. Initially, we and Augmenta are working jointly to develop an inhaled dry powder form of a sars-cov2 monoclonal, or mAb, using our proprietary TFF process. The proprietary mAb in this formulation was identified by Augmenta and has demonstrated potent binding and neutralization activity against the SARS-CoV2 virus that causes the COVID-19 disease. Recent Emergency Use Authorizations of anti-SARS-CoV2-mAbs delivered by intravenous infusion have been achieved by Regeneron and Eli Lilly. Early testing confirmed that our TFF platform can be used to formulate a dry powder mAb for inhalation delivery. We believe a TFF prepared anti-SARS-CoV2-mAb administered directly to the lungs can maximize the early outpatient treatment of patients with COVID-19 infections who are at risk for serious disease complications while minimizing the amount of antibody required to achieve efficacious dose.

Pursuant to the Joint Development Agreement, or JDA, we and Augmenta will share development costs, with each party funding its fifty-percent-share at specified times. In the event that one of the parties fails to make its pro rata share payment, the other party may terminate the JDA. In lieu of terminating the JDA, the non-defaulting party may elect to continue the JDA by paying the delinquent amount and each party’s pro rata share of the JDA will automatically adjust by the amount paid. In addition, in the event Augmenta experiences a default on its required payment, Augmenta will have the one-time right to elect to require us to purchase Augmenta’s interest in the JDA for a one-time fee of $500,000. Upon exercise of the put right and payment by us, Augmenta will grant us an exclusive, worldwide, royalty-free, transferable, sublicensable license to the Augmenta antibody and Augmenta’s rights to the property developed under the JDA.

Niclosamide Inhalation Powder (Joint Development with UNION therapeutics A/S)

On August 12, 2020, we entered into a licensing and collaboration agreement with UNION therapeutics A/S in which UNION acquired an option to obtain a worldwide exclusive license for the TFF technology in combination with niclosamide. Pursuant to the terms of the license agreement, UNION can exercise its option to obtain the license within 45 days after the complete data has been received by UNION from investigator-initiated trials. Upon exercise of the option, UNION shall be responsible to pay all expenses incurred in the development of any licensed product. We will be eligible to receive milestone payments upon the achievement of certain milestones in the development the licensed products, based on completion of clinical trials, pre-marketing approvals and/or the receipt of at least $25,000,000 of grant funding. We will receive a single-digit tiered royalty on net sales, and will also be entitled to receive sales-related milestone payments based on the commercial success of the licensed products.

Niclosamide has been used to treat tapeworm infections in humans since the 1960s and was recently reported to be one of the most potent approved drugs in screens for antiviral activity against the SARS-CoV2 virus that causes the COVID-19 disease. Early testing confirmed that our TFF platform can be used to formulate a dry powder version of Niclosamide, which is no longer subject to patent protection. We believe a TFF prepared dry powder formulation of Niclosamide administered directly to the lungs can maximize both the early outpatient treatment of patients with COVID-19 infections who are at risk for serious disease complications and for prophylactic use for persons exposed to COVID-19. Under the license agreement, we are responsible for the conduct of investigator-initiated clinical studies of the TFF dry powder formulation of niclosamide and in November 2021 we commenced dosing in a Phase 1 human clinical trial of the TFF Niclosamide product in Canada

Manufacturing

We have entered into short-term contract manufacturing agreements with IriSys, Inc. CoreRx, Inc. and Experic for their provision of certain product testing, development and preclinical and clinical manufacturing services for our TFF Vori and TFF Tac-Lac product candidates, respectively. Our agreements with IriSys, CoreRx and Experic include customary provisions concerning confidentiality, indemnification and intellectual property rights, including our exclusive ownership of all intellectual property developed severally or jointly relating to our TFF technology. We have not entered into agreements with any contract manufacturers for the commercial supply, however, we believe that IriSys, CoreRx and Experic, among several other manufacturers, have the experience and the capacity to serve as a commercial contract manufacturer. We believe we will be able to engage a commercial contract manufacturer for our product candidates in a timely manner at competitive pricing.

Each of CoreRx’s, IriSys’ and Experic’s facilities and services are conducted in accordance with the FDA’s current good manufacturing practices, or cGMPs, regulations.

Pursuant to the agreements with CoreRx, IriSys and Experic, they will generate clinical supplies and provide release and stability testing of the respective TFF drug product candidate. Specific tasks will include:

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

Licenses and Intellectual Property Rights

We hold rights to our TFF technology pursuant to a patent license agreement entered into in July 2015, between University of Texas at Austin, or UT, and our former parent, LTI, which LTI assigned to us in March 2018, as amended by UT and us on November 30, 2018. UT is the owner of 127 U.S. and international patents and patent applications with claims covering the TFF platform. Pursuant to the amended patent license agreement, we hold an exclusive worldwide, royalty bearing license to the rights to the aforementioned patents, including any divisionals, continuations and extensions, in all fields of use. We have also filed four US and foreign patent applications relating to certain elements of the thin film freezing platform.]

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

Employees and Human Capital Resources

As of the date of this report, we have [●] employees, including our executive officers, and several consultants providing technical, financial and general administrative services.

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

Risks Related to Our Business

We are a clinical-stage biopharmaceutical company with limited operating history. We are a biopharmaceutical company, newly-formed in January 2018, and have limited operating history. We have not commenced revenue-producing operations. In 2021, we completed Phase I human clinical trials for our TFF Vori and TFF Tac-Lac product candidates, and in November 2021 we commenced dosing in a Phase 1 human clinical trial of the TFF Niclosamide product in Canada, however, to date, our operations have otherwise consisted of preliminary research and development, drug formulation and characterization and testing of our initial product candidates. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As a development stage biopharmaceutical company, we are subject to all the risks inherent in the organization, financing, expenditures, complications and delays involved with a new business. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we may be unable to:

●	successfully implement or execute our business plan, or ensure that our business plan is sound;

●	successfully complete pre-clinical and clinical trials and obtain regulatory approval for the marketing of our product candidates;

●	successfully demonstrate a favorable differentiation between our dry powder candidates and the current products on the market;

●	our ability to commercially license our TFF platform to other pharmaceuticals companies

●	successfully contract for the manufacture of our clinical drug products and establish a commercial drug supply;

●	secure market exclusivity and/or adequate intellectual property protection for our product candidates;

●	attract and retain an experienced management and advisory team; and

●	raise sufficient funds in the capital markets to effectuate our business plan, including product and clinical development, regulatory approval and commercialization for our product candidates.

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

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the fiscal years ended December 31, 2021 and 2020, we incurred a net loss of $31.0 million and $18.6 million, respectively. As of December 31, 2021, we had an accumulated deficit of $65.3 million. We expect to continue to incur substantial expenses without any corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize at least one of our product candidates or enter into one or more commercial license agreements for our TFF platform. However, there can be no assurance we will be able to obtain regulatory approval for any of our product candidates or enter into a commercial license. Even if we are able to obtain regulatory approval and subsequently commercialize our product candidates or successfully license our TFF platform, there can be no assurance that we will generate significant revenues or ever achieve profitability.

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

We expect we will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2021, we had total assets of approximately $40.7 million and working capital of approximately $36.9 million. As of December 31, 2021, our liquidity included approximately $33.8 million of cash and cash equivalents. We believe that our cash on-hand as of the date of this report is sufficient to fund our proposed operating plan for, at least, the 12 months following the date of this report. However, as of the date of this report, we believe that we will need additional capital to fund our operations through to the marketing approval for TFF Vori and TFF Tac-Lac, assuming such approval can be obtained at all, and to engage in the substantial development of any other of our drug candidates, such as formulation, early stage animal testing and formal toxicology studies. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and co-development and joint ventures with industry partners, with a preference towards licensing fees for our technology and co-development and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

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

Our business model includes the licensing of our TFF Platform to other pharmaceutical companies, however technology licensing in the pharmaceutical industry is a lengthy process and subject to several risks and factors outside of our control, and we cannot forecast our ability to successfully license our technology or the length of time it takes to establish a new licensing relationship. Our business model includes the joint development of dry powder formulations of proprietary drugs owned or licensed by other pharmaceutical companies. As of the date of this report, we are at various stages of feasibility studies of new chemical entities with multiple U.S. and international pharmaceutical companies. Our involvement with these pharmaceuticals companies typically begins with our formulation of dry powder versions of one or more proprietary drugs owned by the pharmaceutical company, followed by a period of feasibility testing and evaluation of the dry powder formulations by our potential licensee. Assuming the feasibility study is successful, and our dry powder formulation appears to provide the expected benefits, our ability to convert the successful test into a commercial license of our TFF platform is dependent on a number of risks and factors, many of which are outside our control, including:

●	the rate of adoption and incorporation of new technologies, including our TFF platform by members of the pharmaceutical industry generally;

●	our potential licensee’s internal evaluation of the economic benefits of marketing a dry powder version of a drug that may be currently marketed by the potential licensee, regardless of the benefits or advantages of the dry powder version;

●	our potential licensee’s internal budgetary and product development issues, including their ability to commit the capital and human resources towards the development and of the dry powder product candidate;

●	our potential licensee’s willingness to accept our requirements for upfront fees and ongoing royalties; and

●	the other risks relating to the adoption of our TFF platform discussed through this “Risk Factor” section

In addition, we believe that in many cases our potential licensee engages with us in the early-stage feasibility testing as part of their evaluation of multiple drug and drug delivery options and prior to making any decision or commitment to the development of a dry powder version of their proprietary drug product. Consequently, even if our TFF platform is successful in early feasibility studies, our potential licensee may decide, for reasons unrelated to the performance of our TFF platform, not to enter into a license agreement with us. Therefore, we are unable to predict the degree to which our proposed licensing model will be successful.

Our business may be adversely affected by the recent COVID-19 outbreak. In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of COVID-19 have included lock-downs and self-isolation procedures, which have, at times. significantly limited business operations and restricted internal and external meetings. As of the date of this report, the COVID-19 pandemic has had a relatively insignificant impact on our operations. During 2020, we experienced a temporary suspension of dosing in the Phase I clinical trial for our TFF Tac-Lac due to the COVID-19 pandemic and the pandemic has otherwise caused minor slowing in the timing of certain non-clinical and clinical activities by us and our collaborators and service providers during 2020 and 2021. However, the COVID-19 pandemic has not caused us to forego, abandon or materially delay any proposed activities. While we believe we have been able to effectively manage the disruption caused by the COVID-19 pandemic to date, there can be no assurance that our operations, including the development of our drug candidates, will not be disrupted or materially adversely affected in the future by the COVID-19 pandemic or an epidemic or outbreak of an infectious disease like the outbreak of COVID-19. Further, the outbreak and any preventative or protective actions that our customers may take in respect of COVID-19 may result in a period of disruption to other work in progress. Our customers’ businesses could be disrupted, and our future costs and potential revenues and technology evaluations could be negatively affected. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

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

We will be completely dependent on third parties to manufacture our product candidates, and the commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices. We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture our drug candidates for use in our clinical trials or for commercial sales, if any. As a result, we will be obligated to rely on contract manufacturers, if and when any of our product candidates are approved for commercialization. We have entered into short-term contract manufacturing agreements with IriSys, Inc., CoreRx, Inc. and Experic for their provision of certain product testing, development and clinical manufacturing services for our TFF Vori and TFF Tac-Lac product candidates, respectively, and we are currently in discussion with several contract manufacturers for the commercial supply of any drug candidates we are able to bring to market. However, we have not entered into agreements with any contract manufacturers for commercial supply and may not be able to engage contract manufacturers for commercial supply of any of our product candidates on favorable terms to us, or at all, should the need arise.

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

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Our business model depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. In 2021, we completed Phase I human clinical trials for our TFF Vori and TFF Tac-Lac product candidates, and in November 2021 we commenced dosing in a Phase 1 human clinical trial of the TFF Niclosamide product in Canada. However, as of the date of this report, we have not otherwise progressed any of our product candidates beyond performance characterization and animal testing. We may not be successful in obtaining approval from the FDA or comparable foreign regulatory authorities to start clinical trials for any other of our product candidates. If we do not obtain such approvals as presently planned, the time in which we expect to commence clinical programs for any product candidate will be extended and such extension will increase our expenses, delay our potential receipt of any revenues, and increase our need for additional capital. Moreover, there is no guarantee that we will receive approval to commence human clinical trials or, if we do receive approval, that our clinical trials will be successful or that we will continue clinical development in support of an approval from the FDA or comparable foreign regulatory authorities for any indication. We note that most product candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates. Therefore, our business currently depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in October 2019 at a price of $5.00 per share, the reported high and low sales prices of our common stock have ranged from $3.44 to $21.14 through March 11, 2022. The market price of our shares on the NASDAQ Global Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. Commencing with our annual report on Form 10-K for the fiscal year ended December 31, 2020, we are required to provide a report on management’s assessment of our internal control over financial reporting. Once we are neither an emerging growth company nor a non-accelerated filed, we will be required to obtain an attestation from our independent registered public accounting firm on our internal control report. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares. There is also a risk that neither we nor our independent registered public accounting firm (when applicable in the future) will be able to conclude within the prescribed timeframe that internal controls over financial reporting is effective as required by Section 404. As a result, investors could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

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

We lease approximately 1,000 square feet of office space in Fort Worth, Texas at the rate of $3,900 per month. The lease has an initial term ending May 1, 2023 and thereafter shall extend on a month-to-month basis. . We also lease 1,500 square feet of office space in Doylestown, Pennsylvania. The lease agreement is for one year and expires October 31, 2022, subject to our option to renew for an additional year. The monthly lease rate is $3,000.

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

Market Information

Our common stock has traded on the NASDAQ Stock Market under the symbol “TFFP.”

Holders of Record

As of March 11, 2022, there were seven holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business.

Equity Compensation Plan Information

We have adopted the TFF Pharmaceuticals, Inc. 2018 Stock Incentive Plan (“2018 Plan”) providing for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants. We reserved 3,284,480 shares of our common stock under the 2018 Plan. All officers, directors, employees and consultants to our company are eligible to participate under the 2018 Plan. The purpose of the 2018 Plan is to provide eligible participants with an opportunity to acquire an ownership interest in our company.

In September 2021, we adopted the TFF Pharmaceuticals, Inc. 2021 Stock Incentive Plan (“2021 Plan”), which was also approved by our stockholders at our annual meeting of stockholders held on November 4, 2021. The 2021 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock, the grant of restricted and unrestricted share awards and grant of restricted stock units. We reserved 4,200,000 shares of our common stock under the 2021 Plan. All of our employees and any subsidiary employees (including officers and directors who are also employees), as well as all of our nonemployee directors and other consultants, advisors and other persons who provide services to us will be eligible to receive incentive awards under the 2021 Plan.

The following table sets forth certain information as of December 31, 2021 about our stock plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	2,893,839	$6.48	4,053,482
Equity compensation plans not approved by security holders	—	—	—
Total	2,893,839	$6.48	4,053,482

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2021, we issued an aggregate of 444,751 shares of our common stock, including 415,917 shares of common stock that were issued in connection with the cashless exercise of 424,288 common stock purchase warrants and 28,834 shares of common stock that were issued in connection with the exercise of common stock purchase warrants for total proceeds of $180,213. The issuances of our common shares to the warrant holders were exempt under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 there under. All of the warrant holders were accredited investors, as such term is defined in Rule 501 under the Securities Act.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

August 2020 Private Placement. On August 13, 2020, we conducted a private placement of 3,048,654 shares of common stock, at a purchase price per share of $8.50, for aggregate gross proceeds of approximately $25,914,000, before deducting selling commissions and other offering expenses. After deducting the placement agent commissions and offering expenses, we received net proceeds of approximately $24,280,000.

March 2021 Public Offering. On March 30, 2021, we conducted a public offering of 2,140,000 shares of common stock, at a purchase price per share of $14.00, for aggregate gross proceeds of approximately $30,000,000, before deducting underwriter discounts and offering expenses. After deducting the underwriter discounts and offering expenses, we received net proceeds of approximately $28,015,000.

Results of Operations

We were formed in January 2018 and have not commenced revenue-producing operations. To date, our operations have consisted of the development and early-stage testing and Phase 1 human clinical trials of our initial product candidates. In connection with our organization on January 24, 2018, we entered into a Contribution and Subscription Agreement with Lung Therapeutics, Inc., or LTI, our former parent, pursuant to which we agreed to acquire from LTI certain of LTI’s non-core intellectual property rights and other assets, or the Acquired Assets, all of which relate to our Thin Film Freezing technology. We closed on the acquisition of the Acquired Assets concurrent with the close of the initial Series A preferred stock financing in March 2018.

In December 2019, we established a wholly-owned Australian subsidiary, TFF Pharmaceuticals Australia Pty Ltd. in order to conduct clinical research.

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

The following table summarizes our results of operations with respect to the items set forth below for the fiscal years ended December 31, 2021 and December 31, 2020 together with the percentage change for those items.

	Year ended December 31,
	2021	2020	Favorable (Unfavorable)	Change
Grant revenue	$88,161	$—	$88,161	—%
Research and development expense	$21,300,865	$10,681,565	$(10,619,300)	99%
General and administrative expense	10,573,954	8,012,085	(2,561,869)	32%
Total operating expense	$31,874,819	$18,693,650	$(13,181,169)	71%

We have entered into feasibility and material transfer agreements with third parties that provide us with funds in return for certain research and development activities. During the years ended December 31, 2021 and 2020, we recognized $88,161 and $0, respectively, of grant revenue.

During the fiscal years ended December 31, 2021 and 2020, we incurred $21.3 million and $10.7 million of research and development expenses and $10.6 million and $8.0 million of general and administrative expenses, respectively. The increase in research and development expenses during 2021 was mainly due to increased manufacturing costs of approximately $5.3 million, which includes approximately $1.6 million related to the Augmenta monoclonal antibody, clinical and preclinical expenses of approximately $1.7 million and $1.7 million, respectively, related to Niclosamide, TFF Vori and TFF Tac-Lac, increased payroll and related expense of approximately $671,000 and increased stock-based compensation of approximately $319,000. The increase in research and development expenses also includes our preliminary analysis and testing of dry powder formulations of several drugs and vaccines owned or licensed by third parties we believe may lead to the out-licensing of our TFF technology for the development of dry powder product candidates. We expect our spending on research and development activities to continue to increase in upcoming quarters due primarily to clinical trial activity.

The increase in general and administrative expenses in 2021 from the prior year was mainly a result of increases in insurance and investor relation expenses of approximately $576,000, increased consulting and business development expenses of approximately $399,000, payroll and related expenses of approximately $280,000 and increased stock-based compensation of approximately $1.0 million, along other general increases due to the increase in our operations. While we expect our general and administrative expenses to continue to increase over the next few years, we anticipate the rate of increase has begun to decrease.

The following table summarizes our other income and interest income for the years ended December 31, 2021 and December 31, 2020 together with the percentage change for those items.

	Year ended December 31,
	2021	2020	Favorable (Unfavorable)	Change
Other income	$696,714	$—	$696,714	—
Interest income	$51,232	$126,416	$(75,184)	(40)%

Other income in 2021 consists of $652,877 of refundable Australian research and development incentive program payments for expenditures incurred during 2020 and $43,836 received from the U.S. Internal Revenue Service related to research and development tax credits for expenditures incurred during 2020. Interest income decreased during fiscal 2021 due to lower interest rates on interest-bearing accounts.

We incurred a net loss of $31.0 million and $18.6 million for the fiscal years ended December 31, 2021 and 2020, respectively.

Financial Condition

As of December 31, 2021, we had total assets of approximately $40.7 million and working capital of approximately $36.9 million. As of December 31, 2021, our liquidity included approximately $33.8 million of cash and cash equivalents. We believe that our cash on-hand as of the date of this report is sufficient to fund our proposed operating plan for, at least, the 12 months following the date of this report. However, as of the date of this report, we believe that we will need additional capital to fund our operations through to the marketing approval for TFF Vori and TFF Tac-Lac, assuming such approval can be obtained at all, and to engage in the substantial development of any other of our drug candidates, such as formulation, early-stage animal testing and formal toxicology studies. If we encounter unforeseen delays or expenses, we may require additional capital in order to fund our current level of ongoing costs over the next twelve months. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and co-development and joint ventures with industry partners, with a preference towards licensing fees for our technology and co-development and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2021 and 2020:

	2021	2020
Net cash used in operating activities	$(29,556,971)	$(16,615,589)
Cash used in investing activities	(868,505)	(1,102,808)
Cash flows provided by financing activities	28,884,984	24,994,665
Effect of exchange rate changes	34,359	(70,399)
Net change cash and cash equivalents	$(1,506,133)	$7,205,869

The increase in cash used in operating activities is primarily a result of higher operating losses in 2021 due to our business expansion, including additional personnel and increased product candidate development activity. The investing activity is related to purchases of property and equipment. The financing activity primarily consists of the August 2020 private placement and the March 2021 public offering.

Critical Accounting Policies and Estimates

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

For grants of our common stock, we use the closing stock price on the date of grant as the fair value of the common stock.

Research and Development Expenses

In accordance with authoritative guidance, we charge research and development costs to operations as incurred. Research and development expenses consist of personnel costs for the design, development, testing and enhancement of our technology, and certain other allocated costs, such as depreciation and other facilities related expenditures.

Collaborative Arrangements

We consider the nature and contractual terms of arrangements and assesses whether an arrangement involves a joint operating activity pursuant to which we are an active participant and exposed to significant risks and rewards dependent on the commercial success of the activity. If we are an active participant and exposed to significant risks and rewards dependent on the commercial success of the activity, we account for such arrangement as a collaborative arrangement.

For collaborative arrangements where a collaborative partner is not a customer for certain research and development activities, we account for payments received for the reimbursement of research and development costs as a contra-expense in the period such expenses are incurred. This reflects the joint risk sharing nature of these activities within a collaborative arrangement. We classify payments owed or receivables recorded as other current liabilities or prepaid expenses and other current assets.

If payments from the collaborative partner to us represent consideration from a customer in exchange for distinct goods and services provided, then we account for those payments within the scope of ASC 606, Revenue from Contracts with Customers.

Research and Development Tax Incentive

We are eligible to obtain a cash refund from the Australian Taxation Office for eligible research and development expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Company recognizes the Australian Tax Incentive when there is reasonable assurance that the cash refund will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured.

As we have determined that it has reasonable assurance that we will receive the cash refund for eligible research and development expenditures, we record the Australian Tax Incentive as a reduction to research and development expenses as the Australian Tax Incentive is not dependent on us generating future taxable income, our ongoing tax status, or tax position. At each period end, management estimates the refundable tax offset available to us based on available information at the time.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

TFF Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TFF Pharmaceuticals, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

March 24, 2022

TFF PHARMACEUTICALS, INC.

Consolidated Balance Sheets
as of December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$33,794,672	$35,300,805
Receivable due from collaboration agreement	1,628,703	—
Research and development tax incentive receivable	966,646	—
Prepaid assets and other current assets	2,447,930	2,258,229
Total current assets	38,837,951	37,559,034
Property and equipment, net	1,859,860	1,102,808
Total assets	$40,697,811	$38,661,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,493,842	$1,297,725
Accrued compensation	416,910	—
Deferred research grant revenue	50,000	24,315
Total liabilities	1,960,752	1,322,040

Commitments and contingencies (see Note 4)

Stockholders’ equity:
Common stock; $0.001 par value, 45,000,000 shares authorized; 25,371,781 and 22,534,874 shares issued and outstanding as of December 31, 2021 and 2020, respectively	25,372	22,535
Additional paid-in capital	104,078,968	71,648,453
Accumulated other comprehensive loss	(48,921)	(51,538)
Accumulated deficit	(65,318,360)	(34,279,648)
Total stockholders’ equity	38,737,059	37,339,802
Total liabilities and stockholders’ equity	$40,697,811	$38,661,842

The accompanying notes are an integral part of these consolidated financial statements.

TFF PHARMACEUTICALS, INC.

Consolidated Statements of Operations AND COMPREHENSIVE LOSS
for the years ended December 31, 2021 and 2020

	Year Ended December 31, 2021	Year Ended December 31, 2020
CONSOLIDATED STATEMENTS OF OPERATIONS

Grant revenue	$88,161	$—
Operating expenses:
Research and development	21,300,865	10,681,565
General and administrative	10,573,954	8,012,085
Total operating expenses	31,874,819	18,693,650

Loss from operations	(31,786,658)	(18,693,650)

Other income:
Other income	696,714	—
Interest income	51,232	126,416
Total other income	747,946	126,416

Net loss	$(31,038,712)	$(18,567,234)

Net loss per share, basic and diluted	$(1.25)	$(0.91)

Weighted average common shares outstanding, basic and diluted	24,820,971	20,425,162

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss	$(31,038,712)	$(18,567,234)
Other comprehensive loss:
Foreign currency translation adjustments	2,617	(51,538)
Comprehensive loss	$(31,036,095)	$(18,618,772)

The accompanying notes are an integral part of these consolidated financial statements.

TFF PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity
for the years ended December 31, 2021 and 2020

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2020	18,450,992	$18,451	$43,338,710	$-	$(15,712,414)	$27,644,747
Sale of common stock, net of offering costs	3,048,654	3,048	24,277,235	-	-	24,280,283
Issuance of common stock for accrued research and development expense	220,666	221	1,131,792	-	-	1,132,013
Issuance of common stock for stock option exercises	285,003	285	714,097	-	-	714,382
Issuance of common stock in connection with cashless warrant exercises	529,559	530	(530)	-	-	-
Stock-based compensation	-	-	2,187,149	-	-	2,187,149
Foreign currency translation adjustment	-	-	-	(51,538)	-	(51,538)
Net loss	-	-	-	-	(18,567,234)	(18,567,234)
Balance, December 31, 2020	22,534,874	22,535	71,648,453	(51,538)	(34,279,648)	37,339,802
Sale of common stock, net of offering costs	2,140,000	2,140	28,012,879	-		28,015,019
Issuance of common stock for stock option exercises	252,156	252	689,500	-	-	689,752
Issuance of common stock for warrant exercises	444,751	445	179,768	-	-	180,213
Stock-based compensation	-	-	3,548,368	-	-	3,548,368
Foreign currency translation adjustment	-	-	-	2,617	-	2,617
Net loss	-	-	-	-	(31,038,712)	(31,038,712)
Balance, December 31, 2021	25,371,781	$25,372	$104,078,968	$(48,921)	$(65,318,360)	$38,737,059

The accompanying notes are an integral part of these consolidated financial statements.

TFF PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows
for the years ended December 31, 2021 and 2020

	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash flows from operating activities:
Net loss	$(31,038,712)	$(18,567,234)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	3,548,368	2,187,149
Depreciation and amortization	111,453	-
Changes in operating assets and liabilities:
Receivable due from collaboration agreement	(1,628,703)	-
Research and development tax incentive receivable	(997,802)	-
Prepaid assets and other current assets	(203,363)	(1,122,495)
Accounts payable	209,193	862,676
Accrued compensation	416,910	-
Deferred revenue	25,685	24,315
Net cash used in operating activities	(29,556,971)	(16,615,589)

Cash flows from investing activities:
Purchases of property and equipment	(868,505)	(1,102,808)
Net cash used in investing activities	(868,505)	(1,102,808)

Cash flows from financing activities:
Net proceeds from issuance of common stock	28,015,019	24,280,283
Proceeds from issuance of common stock for stock option exercises	689,752	714,382
Proceeds from issuance of common stock for warrant exercises	180,213	-
Net cash provided by financing activities	28,884,984	24,994,665

Effect of exchange rate changes on cash and cash equivalents	34,359	(70,399)

Net change in cash and cash equivalents	(1,506,133)	7,205,869
Cash and cash equivalents at beginning of year	35,300,805	28,094,936
Cash and cash equivalents at end of year	$33,794,672	$35,300,805

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of warrants	$416	$530
Issuance of common stock for accrued research and development expense	$-	$1,132,013

The accompanying notes are an integral part of these consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2021 and 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

TFF Pharmaceuticals, Inc. (the “Company”) was incorporated in the State of Delaware on January 24, 2018 by Lung Therapeutics, Inc. (“LTI”), at which time the Company and LTI entered into a Contribution and Subscription Agreement (“Contribution Agreement”) pursuant to which LTI agreed to transfer to the Company certain of LTI’s non-core intellectual property rights and other assets, including LTI’s rights under a patent license agreement with the University of Texas at Austin (see Note 5), in exchange for 4,000,000 shares of the Company’s common stock. The transactions under the Contribution Agreement closed in March 2018. LTI’s basis in such assets were minimal. LTI is an early-stage biotechnology company focused on the development of certain technologies in the pulmonary field. The Company’s initial focus is on the development of inhaled dry powder drugs to enhance the treatment of pulmonary diseases and conditions. In December 2019, the Company established a wholly-owned Australian subsidiary, TFF Pharmaceuticals Australia Pty Ltd (“TFF Australia”), in order to conduct clinical research. TFF Pharmaceuticals, Inc., along with TFF Australia, are collectively referred to as the “Company”. The Company is in the development stage and is devoting substantially all of its efforts toward technology research and development and the human clinical trials of its initial product candidates.

August 2020 Private Placement

On August 13, 2020, the Company conducted a private placement of 3,048,654 shares of its common stock, at a purchase price per share of $8.50, for aggregate gross proceeds to the Company of approximately $25,914,000, before deducting selling commissions and other offering expenses payable by the Company. After deducting the placement agent commissions and offering expenses, the Company received net proceeds of approximately $24,280,000. See Note 6 for additional details of the private placement.

March 2021 Public Offering

On March 30, 2021, the Company completed a public offering (“March 2021 Offering”), selling 2,140,000 shares of common stock at an offering price of $14.00 per share. The Company received gross proceeds of approximately $30,000,000. The Company received net proceeds of approximately $28,015,000, after deducting underwriting discounts and offering-related expenses.

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

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2021 and 2020

NOTE 2 – LIQUIDITY AND MANAGEMENT’S PLANS

As of December 31, 2021, the Company had cash and cash equivalents of approximately $33,795,000 and a working capital surplus of approximately $36,877,000. The Company has not generated commercial revenues since inception and has incurred recurring operating losses. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development.

The Company expects to further increase its research and development activities, which will increase the amount of cash utilized subsequent to December 31, 2021. Specifically, the Company expects increased spending on research and development activities and higher payroll expenses as it increases its professional and scientific staff and continues to prepare for anticipated manufacturing activities. If the Company encounters unforeseen delays or expenses, it has the ability to curtail its presently planned level of operations. The Company currently believes its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these consolidated financial statements.

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

Geographic Concentrations

The Company conducts business in the U.S. and Australia. As of December 31, 2021 and 2020, the Company maintained 100% of its net property and equipment in the U.S.

Cash and Cash Equivalents

The Company maintains its operating accounts in financial institutions in the U.S. and in Australia. The balances are insured up to specified limits. The Company’s cash is maintained in checking accounts and money market funds with maturities of less than three months when purchased, which are readily convertible to known amounts of cash, and which in the opinion of management are subject to insignificant risk of loss in value. As of December 31, 2021 and 2020, the Company had cash in Australia of AUD$831,984 (US$604,944) and AUD$214,240 (US$165,092), respectively.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2021 and 2020

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company calculates depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to five years for furniture, fixtures, lab and computer equipment and software. Assets held within construction in progress are not depreciated. Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for its intended use. As of December 31, 2021 and 2020, approximately $431,000 and $1,103,000, respectively, of the Company’s property and equipment consisted of lab equipment that are considered construction in progress. Expenditures for repairs and maintenance of assets are charged to expense as incurred.

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are not recorded as a tax benefit or expense in the current year. The Company recognizes interest and penalties, if any, related to uncertain tax positions in interest expense. No interest and penalties related to uncertain tax positions were accrued at either December 31, 2021 or 2020.

The Company follows authoritative guidance which requires the evaluation of existing tax positions. The Company files in the federal and various state jurisdictions. Management has analyzed all open tax years, as defined by the statute of limitations, for all major jurisdictions. Open tax years are those that are open for examination by taxing authorities. The Company’s tax years since its incorporation in 2018 and forward are subject to examination by tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2021 and 2020

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

Funds received from the Feasibility Agreements are recorded as revenue as the Company is the principal participant in the arrangement because the activities under the Feasibility Agreements are part of the Company’s development programs. In those instances where the Company first receives consideration in advance of providing underlying services, the Company classifies such consideration as deferred revenue until (or as) the Company provides the underlying services. In those instances where the Company first provides the underlying services prior to its receipt of consideration, the Company records a grant receivable. During the years ended December 31, 2021 and 2020, the Company rendered the related services and recognized revenue and research and development expenses of $88,161 and $0, respectively. As of December 31, 2021 and 2020, the Company had receivables due related to Feasibility Agreements of $11,996 and $0, respectively, which is included in prepaid assets and other current assets in the accompanying consolidated balance sheets, and deferred grant revenue of $50,000 and $24,315, respectively.

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

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2021 and 2020

Research and Development Tax Incentive

The Company is eligible to obtain a cash refund from the Australian Taxation Office for eligible research and development expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Company recognizes the Australian Tax Incentive when there is reasonable assurance that the cash refund will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured. During the year ended December 31, 2021, the Company received its first cash refund under the Australian Tax Incentive, which was for expenditures incurred during 2020. Therefore, the Company recorded amounts received, or that it expects to receive, for expenditures incurred during 2020 as other income in the consolidated statements of operations.

As the Company has determined that it has reasonable assurance that it will receive the cash refund for eligible research and development expenditures, beginning with expenditures incurred during the year ended December 31, 2021, the Company records the Australian Tax Incentive as a reduction to research and development expenses as the Australian Tax Incentive is not dependent on the Company generating future taxable income, the Company’s ongoing tax status, or tax position. At each period end, management estimates the refundable tax offset available to the Company based on available information at the time. This percentage of eligible research and development expenses reimbursable under the Australian Tax Incentive is 43.5% for the years ended December 31, 2021 and 2020.

The research and development incentive receivable represents an amount due in connection with the Australian Tax Incentive. The Company has recorded a research and development tax incentive receivable of $966,646 and $0 as of December 31, 2021 and 2020, respectively, in the consolidated balance sheets. The Company has recorded other income of $652,877 and $0, in the consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively, related to refundable Australian research and development incentive program payments for expenditures incurred during 2020. The Company recorded a reduction to research and development expenses of $997,801 and $0 during the years ended December 31, 2021 and 2020, respectively, for expenditures incurred during 2021. In addition, the Company also received $43,837 and $0 during the years ended December 31, 2021 and 2020, respectively, from the United States Internal Revenue Service related to research and development tax credits for expenditures incurred during 2020, which has been included in other income in the consolidated statements of operations.

Basic and Diluted Earnings per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive share equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. Since the Company has had net losses for all periods presented, all potentially dilutive securities are anti-dilutive. Basic weighted average shares outstanding for the years ended December 31, 2021 and 2020 include 400,000 shares underlying a warrant to purchase common shares that was exercisable for little consideration (an aggregate exercise price of $0.01 per share) and was deemed issued for the purposes of basic earnings per share. The warrant was exercised during the year ended December 31, 2021.

For the years ended December 31, 2021 and 2020, the Company had the following potential common stock equivalents outstanding which were not included in the calculation of diluted net loss per common share because inclusion thereof would be anti-dilutive:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Stock Options	2,893,839	2,610,495
Warrants	389,233	417,355
	3,283,072	3,027,850

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2021 and 2020

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include the fair value of stock-based compensation, valuation allowance against deferred tax assets and related disclosures. Actual results could differ from those estimates.

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

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2021 and 2020

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In October 2018, the Company entered into a lease agreement for office space in Doylestown, Pennsylvania. The lease commenced on October 15, 2018 and expires on October 31, 2022, as amended. The lease has an additional one-year option for renewal, and the base rent is $36,000 per year. The Company has determined that the lease agreement is considered a short-term lease under ASC 842 and has not recorded a right-of-use asset or liability. The Company rents another office space on a month-to-month basis with no long-term commitment, which is considered a short-term lease as well. Short-term lease expense for the years ended December 31, 2021 and 2020 was approximately $78,000 and $59,000, respectively.

Approximate future minimum lease payments required under the operating leases are as follows:

Amount
Year Ending December 31, 2022	$30,000

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

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2021 and 2020

NOTE 5 – LICENSE AND AGREEMENTS

In July 2015, the University of Texas at Austin (“UT”) granted to the Company’s former parent, LTI, an exclusive worldwide, royalty bearing license to the patent rights for the TFF platform in all fields of use, other than vaccines for which LTI received a non-exclusive worldwide, royalty bearing license to the patent rights for the TFF platform. In March 2018, LTI completed an assignment to the Company all of its interest to the TFF platform, including the patent license agreement with UT, at which time the Company paid UT an assignment fee of $100,000 in accordance with the patent license agreement. In November 2018, the Company and UT entered into an amendment to the patent license agreement pursuant to which, among other things, the Company’s exclusive patent rights to the TFF platform were expanded to all fields of use. The patent license agreement requires the Company to pay royalties and milestone payments and conform to a variety of covenants and agreements, and in the event of the Company’s breach of agreement, UT may elect to terminate the agreement. For the period ended December 31, 2018, the Company did not achieve any of the milestones and, as such, was not required to make any milestone payments. During the ended December 31, 2019, the Company achieved one milestone by gaining IND approval on first indication of a licensed product on November 24, 2019. The milestone fee associated with this achievement was $50,000 and the Company’s issuance of common shares to UT equal to 1% of the Company’s outstanding shares of common stock, on a fully diluted basis, as of 30 days after IND approval, which was December 24, 2019. The Company paid the $50,000 and issued the shares in January 2020. As of the date of these consolidated financial statements, the Company is in compliance with the patent license agreement as all required amounts have been paid in accordance with the agreement.

In May 2018, the Company entered into a master services agreement and associated individual study contracts with ITR Canada, Inc. (“ITR”) to provide initial contract pre-clinical research and development services for the Company’s drug product candidates. In January 2019, the Company cancelled all of the individual study contracts with ITR and entered into contracts with 11036114 Canada Inc. (initially dba VJO Non-Clinical Development and now dba Strategy Point Innovations (“SPI”)) and 11035835 Canada Inc., (dba Periscope Research) to complete additional pre-clinical research and development services in order to take advantage of eligible Canadian Tax Credits. The services related to the contract with SPI were sub-contracted to ITR and others under substantially the same terms as the initial contract with ITR. Desire Ventures, LLC facilitates the invoicing for the various affiliates. The accounts payable due in connection with this agreement as of December 31, 2021 and 2020 was $0 and $56,000, respectively. During the years ended December 31, 2021 and 2020, the Company recorded research and development costs of approximately $4,789,000 and $3,001,000, respectively.

In April 2019, the Company entered into a master services agreement with Irisys, LLC to provide contract manufacturing services for one of the Company’s drug product candidates, Voriconazole. The accounts payable due in connection with this agreement was approximately $21,000 and $59,000 as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Company recorded research and development costs of approximately $1,940,000 and $1,837,000, respectively.

In January 2020, TFF Australia entered into a master consultancy agreement with Novotech (Australia) Pty Ltd. (formally known as Clinical Network Services Pty Ltd.) to provide initial contract clinical research and development services for the Company’s drug product candidates. The accounts payable due in connection with this agreement was approximately AUD$138,000 (US$100,000) and AUD$170,000 (US$131,000) as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Company recorded research and development costs of approximately AUD$2,080,000 (US$1,561,000) and AUD$590,000 (US$407,000), respectively, pertaining to this agreement.

In May 2020, TFF Australia entered into an amended clinical trial research agreement with Nucleus Network Pty Ltd. to provide a Phase I study of one of the Company’s drug candidates, Tacrolimus. The accounts payable due in connection with this agreement was approximately AUD$161,000 (US$117,000) and AUD$51,000 (US$40,000) as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Company recorded research and development costs of approximately AUD$714,000 (US$536,000) and AUD$489,000 (US$337,000), respectively, pertaining to this agreement.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2021 and 2020

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

In January 2021, the Company entered into a master services agreement with Experic to provide contract manufacturing services for one of the Company’s drug product candidates, Voriconazole. The accounts payable due in connection with this agreement was approximately $313,000 as of December 31, 2021. During the year ended December 31, 2021, the Company recorded research and development costs of approximately $1,823,000 pertaining to this agreement.

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

The Company records its portion of the research and development expenses as the related expenses are incurred. All payments received or amounts due from Augmenta for reimbursement of shared costs are accounted for as an offset to research and development expense. During the year ended December 31, 2021, the Company recorded research and development expenses of $1,626,153 and has recorded a receivable of $1,628,703 for reimbursement due from Augmenta as of December 31, 2021.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2021 and 2020

NOTE 6 – STOCKHOLDERS’ EQUITY

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

August 2020 Private Placement

On August 10, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with certain institutional and other accredited investors pursuant to which the Company issued and sold to the investors 3,048,654 shares of the Company’s common stock at a price of $8.50 per share for gross proceeds of approximately $25.91 million, before deducting placement agent commissions and other offering expenses. After deducting the placement agent commissions and other offering expenses, the Company received net proceeds of approximately $24.28 million. The Purchase Agreement included customary representations, warranties, and covenants by the investors and the Company, and an indemnity from the Company in favor of the investors. Jefferies LLC acted as placement agent for the private placement and the private placement closed on August 13, 2020. Pursuant to the terms of the Registration Rights Agreement, the Company filed a resale registration statement on Form S-1 with the SEC that was declared effective on September 15, 2020.

March 2021 Offering

On March 30, 2021, the Company completed the March 2021 Offering, selling 2,140,000 shares of common stock at an offering price of $14.00 per share. The Company received gross proceeds of approximately $30,000,000. The Company received net proceeds of approximately $28,015,000, after deducting underwriting discounts and offering-related expenses.

Stock Option Exercises

During November and December 2020, 285,003 shares of common stock were issued in connection with the exercise of stock options for total proceeds of $714,382.

During the year ended December 31, 2021, 252,156 shares of common stock were issued in connection with the exercise of stock options for total proceeds of $689,752.

Warrant Exercises

During August through December 2020, 529,559 shares of common stock were issued in connection with the cashless exercise of 659,108 common stock warrants.

During the year ended December 31, 2021, 415,917 shares of common stock were issued in connection with the cashless exercise of 424,288 common stock warrants.

During the year ended December 31, 2021, 28,834 shares of common stock were issued in connection with the exercise of common stock warrants for total proceeds of $180,213.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2021 and 2020

NOTE 7 – WARRANTS

On February 1, 2021, the Company issued a five-year warrant to purchase 25,000 shares of common stock at $15.90 per share to a consultant. The fair value of the warrant on the grant date was estimated using the Black-Scholes-Merton option pricing model with a common stock value of $16.13 per share, a contractual life of 5.0 years, a dividend yield of 0%, volatility of 97.09% and an assumed risk-free interest rate of 0.42%. The warrant is immediately exercisable. The fair value of the warrant was determined to be approximately $293,000 and was recorded in general and administrative expenses in the consolidated statement of operations during the year ended December 31, 2021.

In determining the fair value for warrants, the expected life of the Company’s warrants was determined using the contractual life. The methodology in determining all other inputs to calculate the fair value utilizing the Black-Scholes-Merton option pricing model is the same as the stock option methodology described in Note 8 for stock options.

A summary of warrant activity for the years ended December 31, 2021 and 2020 is as follows:

	Number of Shares	Range of Exercise Prices	Weighted-Average Exercise Prices	Weighted-Average Remaining Life
Outstanding at January 1, 2020	1,476,463	$0.01 – $6.25	$2.71	4.1
Exercised	(659,108)	2.50 – 6.25	2.75	—
Outstanding at December 31, 2020	817,355	0.01 – 6.25	2.68	3.7
Issued	25,000	15.90	15.90	—
Exercised	(453,122)	0.01 – 6.25	0.74	—
Outstanding at December 31, 2021	389,233	$2.50 – $15.90	$5.79	4.4

The warrants outstanding at December 31, 2021 had an aggregate intrinsic value of approximately $1,432,000.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2021 and 2020

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

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the years ended December 31, 2021 and 2020 for stock options and warrants:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Research and development	$459,492	$140,278
General and administrative	3,088,876	2,046,871
	$3,548,368	$2,187,149

As of December 31, 2021, there was approximately $9,474,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.5 years.

The Company records compensation expense for employee and nonemployee awards with graded vesting using the straight-line method. The Company recognizes compensation expense over the requisite service period applicable to each individual award, which generally equals the vesting term. The Company estimates the fair value of each option award using the Black-Scholes-Merton option pricing model. Forfeitures are recognized when realized.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2021 and 2020

The Company estimated the fair value of employee and nonemployee stock options using the Black-Scholes option pricing model. The fair value of stock options issued was estimated using the following assumptions:

	Ended December 31, 2021	Year Ended December 31, 2020
Weighted average exercise price	$8.86	$10.42
Weighted average grant date fair value	$6.83	$9.25
Assumptions
Expected volatility	89-97%	87-91%
Expected term (in years)	6.0-10.0	6.3-10
Risk-free interest rate	0.81-1.55%	0.36-1.47%
Expected dividend yield	0.00%	0.00%

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

The following table summarizes stock option activity during the years ended December 31, 2021 and 2020:

	Number of Shares	Weighted-Average Exercise Prices	Weighted-Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2020	2,139,078	$3.46	9.17	$4,052,512
Granted	782,045	10.42	—	—
Exercised	(285,003)	2.74	—	—
Cancelled	(25,625)	4.86	—	—
Outstanding at December 31, 2020	2,610,495	$5.63	8.60	$22,789,233
Granted	535,500	8.86	—	—
Exercised	(252,156)	2.74	—	—
Outstanding at December 31, 2021	2,893,839	$6.48	8.05	$9,932,413
Exercisable at December 31, 2021	1,219,841	$4.91	7.46	$5,730,660

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2021 and 2020

NOTE 9 – INCOME TAXES

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2021 and 2020. The Company accounts for income taxes in accordance with ASC 740, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance.

The Company’s income tax expense for the years ended December 31, 2021 and 2020 are summarized below:

	December 31, 2021	December 31, 2020
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	$-	$-
Deferred:
Federal	$(6,076,003)	$(4,502,016)
State	-	-
Foreign	(240,902)	(480,666)
Change in valuation allowance	6,316,905	4,982,682
Total deferred	-	-
Income tax provision (benefit)	$-	$-

The Company’s deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforwards	$13,087,758	$6,807,300
Research and development tax credit	785,761	1,092,345
Intangibles	143,854	136,226
Stock compensation	1,054,242	761,741
Total deferred tax assets	15,071,615	8,797,612
Valuation allowances	(15,071,615)	(8,797,612)
Net deferred tax assets	$-	$-

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2021 and 2020

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	December 31, 2021	December 31, 2020
Statutory rate	21.00%	21.00%
State rate	0.00%	0.00%
Foreign	(0.54)%	(1.81)%
Permanent book/tax differences	(1.95)%	(0.26)%
Research and development credit	1.07%	5.09%
Changes in valuation allowance	(19.58)%	(24.02)%
Total	-	-

As of December 31, 2021 and 2020, the Company had gross federal income tax net operating loss (“NOL”) carryforwards of $59,111,972 and $30,126,830, respectively, and federal research tax credits of $1,047,681 and $1,486,704, respectively. Additionally, the Company had gross foreign income tax net operating loss carryforwards of $2,247,481 and $1,602,220 as of December 31, 2021 and 2020, respectively. The federal and foreign NOL have an indefinite life while the federal research tax credits will expire by 2041.

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

Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its deferred tax assets at December 31, 2021.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2021, the Company had a reserve for uncertain tax positions of $261,920, and no interest or penalties have been charged to the Company for the years ended December 31, 2021 and 2020. If incurred, the Company will classify any interest and penalties as a component of interest expense and operating expense, respectively. If recognized, $261,920 of the reserve for uncertain tax positions would favorably affect the Company’s effective tax rate.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2021 and 2020

A reconciliation of the change in the unrecognized tax positions for the year ended December 31, 2021 is as follows:

Federal and State
Balance at December 31, 2020	$394,358
Additions for tax positions related to current year	110,827
Decreases for tax positions related to prior years	(243,265)
Balance at December 31, 2021	$261,920

NOTE 10 – SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2021 through the filing date of this Annual Report. Based on its evaluation, nothing other than the events described below need to be disclosed.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2021 in ensuring all material information required to be filed has been made known in a timely manner.

(b)	Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2021 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, and based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

On March 21, 2022, Dr, Brian Windsor, our Chief Science Officer and a member of our Board, resigned as an officer and director of the Company effective as of March 21, 2022.

On March 22, 2022, our Board approved the appointment of Brandi Roberts to our Board effective as of March 25, 2022. Ms. Roberts has more than 25 years of public accounting and finance experience, including 22 years at publicly traded pharmaceutical, medical technology, and life science companies. Ms. Roberts has served as the Chief Financial Officer of Longboard Pharmaceuticals, Inc., a publicly traded clinical stage biopharmaceutical company, since January 2021. Previously, Ms. Roberts served as Chief Financial Officer of Lineage Cell Therapeutics, Inc., a publicly traded clinical-stage biotechnology company, from January 2019 to January 2021. Ms. Roberts served as Chief Financial Officer of REVA Medical, Inc., a medical device company, from August 2017 to January 2019. Subsequently, Reva filed a prepackaged voluntary Chapter 11 bankruptcy petition on January 14, 2020 and emerged from bankruptcy protection in United States effective February 26, 2020. Ms. Roberts previously served as Chief Financial Officer of Mast Therapeutics, Inc., a publicly traded biopharmaceutical company, from January 2013 to April 2017, and as its Senior Vice President, Finance, from March 2011 to January 2013. Previously, she held senior positions at Alphatec Spine, Inc., Artes Medical, Inc., Stratagene Corporation, and Pfizer, Inc. Ms. Roberts currently serves as Chair of the Southern California Chapter of the Association of Bioscience Financial Officers and has served on the Board of Temple Therapeutics BV since November 2019. Ms. Roberts is a certified public accountant with the State of California and received her B.S. degree in business administration from the University of Arizona and her M.B.A. from the University of San Diego.

We believe that Ms. Roberts’ significant accounting and finance background, including her significant experience as a chief financial officer of biopharmaceutical companies, qualifies her to serve on our Board.

In connection with her appointment, the Compensation Committee of our Board approved a grant to Ms. Roberts of options under our 2021 Stock Incentive Plan to purchase 95,000 shares of our common stock at an exercise price of $6.90 per share. The options vest over a four-year period, with 25% of the options vesting on the one anniversary of date of grant and the balance vesting thereafter in 12 equal quarterly installments.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following sets forth information regarding the current executive officers and directors of the Company as of March 24, 2022.

Name	Age	Position
Glenn Mattes	66	President, Chief Executive Officer and Director
Kirk Coleman	49	Chief Financial Officer
Christopher Cano	51	Chief Operating Officer and Vice President of Business Development
Aaron Fletcher, Ph.D. (b), (c)	41	Chairman of the Board, Independent Director
Robert S. Mills (c)	69	Independent Director
Stephen C. Rocamboli (a), (b)	50	Independent Director
Harlan Weisman, M.D. (b), (c)	69	Independent Director
Randy Thurman (a)	72	Independent Director
Malcolm Fairbairn (a)	59	Independent Director

(a)	Member of the Audit Committee of our Board.

(b)	Member of the Compensation Committee of our Board.

(c)	Member of the Nominating and Corporate Governance Committee of our Board.

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

Kirk Coleman has served as our Chief Financial Officer since January 2018. Since 2012, Mr. Coleman also served as an executive officer of Steelhead Capital Management, LLC and Bios Partners, LP, a venture capital firm focused on investment in early-stage and growth-stage biotech and medical device companies. From 1998 to 2008, Mr. Coleman was Treasurer for EFO Holdings, LP, a family office. Mr. Coleman has over 20 years of experience in venture capital investments. Mr. Coleman received a BBA in Accounting from Texas Christian University in 1995.

Christopher Cano has served our Chief Operating Officer and Vice President of Business Development since September 24, 2020, and previously served as our Director of Business Development since December 1, 2018. Prior to joining the Company, Mr. Cano served as the Vice President of Business Development at Aqua Pharmaceuticals, LLC, an Almirall company. Prior to Aqua Pharmaceuticals, Mr. Cano was the Head of Business Development at Duchesnay USA, Inc. and held a number of other business development roles at Noven Pharmaceuticals, Inc., a Hitsamitsu company, Agile Therapeutics, Liberty Medical, Nucryst Pharmaceuticals, and Barrier Therapeutics. Mr. Cano has served as the founder and Managing Partner of C2 Strategic Solutions, LLC, a consulting firm providing business development and licensing services to life science companies since January 2011. Mr. Cano holds a bachelor’s degree in finance from Villanova University and a master’s degree in business management from Rider University.

Aaron Fletcher, Ph.D. has served as a member of our Board since January 2018 and has served as the Chairman of the Board since December 2018. Since 2012, Dr. Fletcher has served as founder and President of Bios Research, a financial services firm that provides public equity research in the healthcare industry tailored to institutional firms and large family offices. Since 2014, Dr. Fletcher has also served as Managing Partner of Bios Partners, LP, a venture capital firm focused on investment in early-stage and growth-stage biotech and medical device companies. Dr. Fletcher also serves as a director of LTI, Cue Biopharma, Inc (Nasdaq: CUE), Actuate Therapeutics, AbiliTech Medical, and CogRx Therapeutics. Dr. Fletcher holds a Ph.D. in Biochemistry from Colorado State University and serves as a visiting professor at Dallas Baptist University. Dr. Fletcher has worked as an independent consultant for the biotech/healthcare equity industry for over ten years.

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

Stephen C. Rocamboli has served as a member of our Board since December 2018. Mr. Rocamboli has served as Chief Business Officer, General Counsel and Corporate Secretary of Advantagene, Inc., d/b/a Candel Therapeutics, a privately held immune-oncology company based in Needham, Massachusetts, between April 2015 and May 2020. Between 2010 and April 2015, Mr. Rocamboli served as general partner of Integrin Partners, LLC, a consulting firm providing corporate development and strategic transaction advisory and general counsel services to life science companies, investors and entrepreneurs. Between 2010 and 2012, Mr. Rocamboli also served as partner of Beijing International Group, an international affiliate of Integrin Partners. Between 2014 and 2015, Mr. Rocamboli also served as Special Counsel to Wyrick Robbins Yates & Ponton, LLP, focusing on life sciences transactions. Between 2008 and 2018, Mr. Rocamboli was a co-founder and served as President of Pear Tree Pharmaceuticals, a development stage pharmaceutical company focused on the development and commercialization of innovative pharmaceuticals that address the unique unmet needs of aging women and women with breast cancer until its sale to Daré Bioscience, Inc. Prior to joining Pear Tree, Mr. Rocamboli was Senior Managing Director and General Counsel of Paramount BioCapital and its affiliated companies between 2004 and 2007, and was Deputy General Counsel of Paramount from 1999 to 2004. During his tenure at Paramount he was also Partner at Orion Biomedical Fund. Mr. Rocamboli has served as a member of the board of directors of several public and private life sciences companies, including Foresight Biotherapeutics (sold to Shire Pharmaceuticals in 2015) and currently serves as a member of the board of directors of two privately held life sciences companies in New York. Mr. Rocamboli received his B.A. degree from The State University of New York at Albany and his J.D. from Fordham University School of Law.

We believe that Mr. Rocamboli’s significant experience and knowledge of the pharmaceutical industry as a counsel and entrepreneur, and his service on other corporate boards, qualifies him to serve on our Board.

Harlan Weisman, M.D. has served as a member of our Board since December 2018. Since 2012, Dr. Weisman has also been Managing Director of And-One Consulting, LLC, which is engaged in the business of advising medical product companies, investment firms, and government and non-government healthcare organizations in formulating and implementing strategies for driving innovation in healthcare products and services. Since 2014, Dr. Weisman has also served as Executive Chairman of the Board of 3Dbio Therapeutics, a company using 3D bioprinting technology to develop whole tissue implants that fully integrate into the body. Dr. Weisman was co-founder, Chairman and Chief Executive Officer of Flame Biosciences, Inc. a clinical stage company focused on the research, development and commercialization of transformative therapies for cancer, from January 2020 to January 2022. From February 2016 through 2019, Dr. Weisman served as co-founder and Chief Scientific Officer for Mycrobiomics, a company developing counseling and educational material to help consumers to understand the microbiome and improve their health and well-being. Between December 2012 and December 2013, Dr. Weisman was Chairman and Chief Executive Officer of Coronado Biosciences, a biopharmaceutical company developing novel immunotherapies for autoimmune diseases and cancer. Between 2012 and 2019, Dr. Weisman served on the Board of Directors of ControlRad, Inc, a medical device company developing technology to reduce radiation exposure during fluoroscopic procedures. Dr. Weisman also served on the Board of Directors of Caelum Biosciences, Inc. from 2019 until its acquisition by AstraZeneca in 2021. Since 2012, Dr. Weisman has also been a senior advisor to CRG, an investment management firm making structured debt and equity investments in healthcare companies. Since 2016, Dr. Weisman has been a venture advisor to the Israel Biotech Fund, which invests and develops clinical-stage biotechnology companies based in Israel. From 2010 to 2016, Dr. Weisman served on the Board of Governors of the Patient Centered Outcomes Research Institute, established by the U.S. Congress as part of the Patient Protection and Affordable Care Act of 2010. Dr. Weisman was the Chief Science and Technology Officer of the Johnson & Johnson Medical Devices and Diagnostics Group from 2006 to 2012 and served as Chairman of the J&J Worldwide R&D Council. Dr. Weisman was Company Group Chairman of J&J Pharmaceutical Research & Development from 2004 to 2006.

We believe that Dr. Weisman’s significant education and experience as a senior executive officer in the field of healthcare qualifies him to serve on our Board.

Randy Thurman has served as a member of our Board since April 2019. Mr. Thurman has been a senior advisor and operating partner for private equity funds since 2008, having co-led nearly $2 billion in acquisitions, debt transactions and equity investments in life sciences, IT and service companies in the United States, Europe and Asia. He currently serves as a senior advisor to GMS Capital Partners as well as being Executive Chairman of Outlook Therapeutics, Inc., Vice Chairman of Syntone Biotech and an Adjunct Professor - Finance at Merrimack College Graduate School. He is also on the Advisory Board of Villanova University Law School, John F. Scarpa Center for Entrepreneurship and Law. Between 2000 and 2007, Mr. Thurman was the founder, Chair and Chief Executive Officer of VIASYS Healthcare, Inc., which was a diversified, research-based medical technology company. Mr. Thurman led VIASYS Healthcare, Inc. through a successful initial public offering and multiple acquisitions until its acquisition by Cardinal Health in 2007. Previously, he served as Chairman of the Board and Chief Executive Officer of Corning Life Sciences, Inc. and President, Chief Executive Officer and Director of Rhone-Poulenc Rorer Pharmaceuticals Inc. In 2007, Mr. Thurman was named an Entrepreneur of the Year by Ernst & Young. Mr. Thurman served as a fighter pilot in the United States Air Force and Air Force Reserves from 1971 to 1992 and was named in 2020 to America’s Distinguished Flying Cross Society. Mr. Thurman received his B.A. degree in Economics from Virginia Polytechnic Institute and served as a trustee of the Pamplin School of Business. He also earned an M.A. in management from Webster University and is graduate of the USAF Air Command and Staff College.

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

On March 22, 2022, our Board approved the appointment of Brandi Roberts to our Board effective as of March 25, 2022. Please refer to Item 9B – Other Information above for information concerning Ms. Roberts and her appointment.

Corporate Governance

Audit Committee

Our Audit Committee consists of Randy Thurman, Stephen Rocamboli and Malcolm Fairbairn, with Mr. Thurman serving as Chairperson. The composition of our Audit Committee meets the requirements for independence under current Nasdaq Stock Market listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Each member of our Audit Committee meets the financial literacy requirements of the Nasdaq Stock Market listing standards. Mr. Thurman is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended (“Securities Act”).

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than 10% of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2021.

Item 11.	Executive Compensation

Officer Compensation

The following table sets forth the compensation awarded to or earned by our chief executive officer and our two other highest paid executive officers for the years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Total
Glenn Mattes,	2021	$450,000	$146,250	$–	$596,250
CEO	2020	$429,167	$225,000	$2,706,741	$3,360,908

Kirk Coleman,	2021	$300,000	$78,500	$–	$378,500
CFO	2020	$271,667	$90,000	$402,105	$763,772

Christopher Cano,	2021	$325,000	$62,250	$276,920	$664,170
COO and Business Director	2020	$278,125	$65,000	$1,054,733	$1,397,858

The dollar amounts in the Option Awards columns above reflect the values of options as of the grant date for the years ended December 31, 2021 and 2020, in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 8 to our audited consolidated financial statements.

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

In September 2021, we granted Mr. Cano options to purchase 43,000 shares of our common stock at an exercise price of $7.93 per share. The option granted to Mr. Cano vests over a four-year period, with 25% of the options vesting on the one-year anniversary of grant and the balance vesting thereafter in 12 equal quarterly installments.

The employment agreements with our executive officers were unanimously approved by our full Board. No officer or employee of our Company was involved in the Board’s deliberation over the employment agreements of our executive officers, other Glenn Mattes, our chief executive officer.

Potential Payments upon Termination

As noted above, the officer employment agreements entitle each officer to reasonable and customary health insurance and other benefits, at our expense, and a severance payment based on their then annual salary and related benefits in the event of our termination of their employment without cause or their resignation for good reason.

If a qualifying involuntary termination had occurred on December 31, 2021, our executive officers would have been eligible to receive the following amounts:

Name	Type of Payment	Termination of Employment ($)	Change in Control ($)
Glenn Mattes	Cash Severance	$450,000	–
	Equity Acceleration	$–	$–

Kirk Coleman	Cash Severance	$300,000	–
	Equity Acceleration	–	$–

Christopher Cano	Cash Severance	$325,000	–
	Equity Acceleration	–	$–

Outstanding Equity Awards at December 31, 2021

Set forth below is information concerning the equity awards held by our named executive officers as of December 31, 2021.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable[1]	Option Exercise Price ($)	Option Expiration Date
Glenn Mattes	21,170	–	$2.50	05/01/2028
	245,581	77,442	$2.50	09/26/2028
	166,434	166,434	$5.00	10/28/2029
	12,607	12,607	$5.00	11/28/2029
	47,500	104,500	$13.65	08/23/2030
	44,976	44,976	$5.00	11/28/2029

Kirk Coleman	53,750	56,250	$2.50	04/11/2029
	35,981	35,982	$5.00	10/28/2029
	2,960	2,960	$5.00	11/28/2029
	25,000	25,000	$5.16	12/19/2029
	12,500	27,500	$13.65	08/23/2030

Christopher Cano	5,843	2,657	$2.50	02/01/2029
	15,000	15,000	$5.16	12/19/2029
	11,250	18,750	$5.81	06/24/2030
	3,125	6,875	$13.65	08/23/2030
	24,531	53,969	$14.06	09/10/2030
	–	43,000	$7.93	09/21/2031

[1]	With regard to unexercisable options, 25% of the option award vests and first becomes exercisable on the first anniversary of the date of grant, with the remaining 75% of the option award vesting in 12 equal quarterly installments thereafter.

Director Compensation

We do not compensate any of our executive directors for their service as a director. We have adopted a non-employee director compensation policy pursuant to which our non-employee directors receive a quarterly $8,750 cash retainer, plus an additional $1,250 per quarter for serving as a chairman of any committee of the Board. We also reimburse our independent directors for their reasonable expenses incurred in connection with attending meetings of our Board. From time to time, we engage our executive directors to provide consulting services on our behalf and, as disclosed below, during 2021 we engaged Robert S. Mills to provide to us certain consulting services in the area of manufacturing and operations.

Set forth below is a summary of the compensation we paid to our non-executive directors during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Aaron Fletcher, Ph.D.	$35,000	$–	$–		$35,000
Robert S. Mills	$35,000	$–	$99,999.96	(1)	$134,999.96
Stephen Rocamboli	$40,000	$–	$–		$40,000
Harlan Weisman, M.D.	$40,000	$–	$–		$40,000
Randy Thurman	$40,000	$–	$–		$40,000
Malcolm Fairbairn	$35,000	$–	$–		$35,000

(1)	Represents our payment of consulting fees to Mr. Mills during 2021.

The dollar amounts in the Option Awards columns above reflect the values of options as of the grant date for the years ended December 31, 2021, in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 8 to our audited consolidated financial statements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 25, 2022 by:

●	each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

●	each of our directors, director nominees and executive officers; and

●	all directors, director nominees and executive officers as a group.

The beneficial ownership of each person was calculated based on 25,371,781 common shares issued and outstanding as of February 25, 2022. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness. Two or more persons might count as beneficial owners of the same share. Unless otherwise indicated, the address for each reporting person is 1751 River Run, Suite 400, Fort Worth, Texas 76107.

Name of Director, Executive Officer or Director Nominees	Number of Shares		Percentage Owned
Glenn Mattes	621,583	(1)	2.4%
Kirk Coleman	165,931	(2)	*
Christopher Cano	56,065	(3)	*
Aaron Fletcher, Ph.D.	216,031	(4)	*
Robert S. Mills	118,022	(5)	*
Stephen Rocamboli	73,397	(6)	*
Harlan Weisman, M.D.	120,432	(7)	*
Randy Thurman	69,726	(8)	*
Malcom Fairbairn	1,378,645	(9)	5.4%
Brandi Roberts	--		*
Directors, nominees and executive officers as a group	2,819,832		10.9%

*	Less than 1%.

Name and Address of 5% + Holders	Number of Shares		Percentage Owned
Lung Therapeutics, Inc. 3801 S. Capital of Texas Hwy, Suite 330 Austin, Texas 78704	2,235,000	(10)	8.8%

Maestro Ventures, LP 10 Orinda View Road Orinda, CA 94563	1,317,568		5.2%

(1)	Includes 601,583 shares issuable upon exercise of currently exercisable options.
(2)	Includes 163,931 shares issuable upon exercise of currently exercisable options.
(3)	Includes 56,065 shares issuable upon exercise of currently exercisable options.
(4)	Includes 116,031 shares issuable upon exercise of currently exercisable warrants held by an entity affiliated with Dr. Fletcher.
(5)	Includes 102,042 shares issuable upon exercise of currently exercisable options.
(6)	Represents 57,675 shares issuable upon exercise of currently exercisable options.
(7)	Includes 120,432 shares issuable upon exercise of currently exercisable options.
(8)	Includes 68,676 shares issuable upon exercise of currently exercisable options.
(9)	Includes 1,317,568 shares held by Maestro Ventures, LP and 10,000 shares held by Valley High, LP. Mr. Fairbairn is a controlling person of both entities.
(10)	Share ownership is based on the stockholder’s Schedule 13G/A filed with the SEC on February 14, 2022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Since January 1, 2020, we have not entered into any transactions where the amount exceeded the lesser of $120,000 or one percent (1%) of the average of our total assets as of December 31, 2021 and 2020 with any of our directors, officers, beneficial owners of five percent or more of our common shares, any immediate family members of the foregoing or entities of which any of the foregoing are also officers or directors or in which they have a material financial interest, other than the compensatory arrangements with our executive officers and directors described elsewhere in this report.

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

Director Independence

Our Board may establish the authorized number of directors from time to time by resolution. After giving effect to the resignation of Dr. Brian Windsor as a member of our Board and the appointment of Brandi Roberts to our Board, our Board will consist of eight (8) authorized members. Generally, under the listing requirements and rules of the Nasdaq Stock Market, independent directors must comprise a majority of a listed company’s board of directors. Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Our Board has determined that, other than Mr. Mattes, by virtue of his executive officer position, none of our director nominees has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq Stock Market. In making this determination, our Board considered the current and prior relationships that each nonemployee director nominee has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each nonemployee director nominee. Accordingly, a majority of our directors are independent, as required under applicable Nasdaq Stock Market rules, as of the date of this report. With regard to Robert Mills, our Board determined that Mr. Mills is independent notwithstanding his service as an officer of our company from January 2018 to December 2018 based on NASDAQ guidelines that allow for an independent director’s past service as an executive officer provided such service was an interim arrangement lasting less than one year.

Item 14.	Principal Accountant Fees and Services

Fees Incurred for Services by Principal Accountant

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2021 and 2020 by our independent registered public accounting firm, Marcum LLP.

	2021	2020
Audit Fees (A)	$143,800	$126,162
Audit - Related Fees	–	–
Tax Fees	14,935	12,389
	$158,735	$138,551

(A)	The audit fees consisted of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with the statutory and regulatory filings or engagements and capital market financings.

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

The Audit Committee considered the compatibility of the provision of other services by its registered public accountant with the maintenance of their independence. The Audit Committee approved all audit services provided by Marcum LLP in 2021 and 2020. Except for certain corporate tax compliance services, Marcum LLP did not perform any non-audit services in 2021 or 2020.

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

Number	Exhibit Description	Method of Filing
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

4.1	Specimen Certificate representing shares of common stock of Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on September 27, 2019.

4.2	Warrant dated October 29, 2019 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.

4.3	Warrant dated November 20, 2019 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.

4.4	Description of Capital Stock	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed on March 10, 2021

10.1	Patent License Agreement dated July 8, 2015 between Lung Therapeutics, Inc. and The University of Texas at Austin	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.2*	TFF Pharmaceuticals, Inc. 2018 Stock Incentive Plan	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.3*	Amended and Restated Consulting Agreement dated December 20, 2018 between Robert Mills and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

Number	Exhibit Description	Method of Filing
10.4*	Executive Employment Agreement dated December 20, 2018 between Glenn Mattes and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.5	Amendment No. 1 to Patent License Agreement dated November 30, 2018 between the Registrant and The University of Texas at Austin	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.6*	Employment Agreement dated February 15, 2019, by and between the Registrant and Kirk Coleman	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.7	Form of Registration Rights Agreement dated August 10, 2020 between the Company and investors named therein	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 11, 2020

10.8*	Amendment No. 1 Dated May 14, 2020 to Executive Employment Agreement Between Glenn Mattes and Registrant	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2020.

10.9*	Amended and Restated Employment Agreement dated September 24, 2020 by and between the Registrant and Christopher Cano	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed on March 10, 2021.

10.10*	TFF Pharmaceuticals, Inc. 2021 Stock Incentive Plan	Incorporated by reference from the Registrant’s Definitive Proxy Statement filed on September 23, 2021

21.1	List of Subsidiaries	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.

23.1	Consent of Marcum LLP	Filed electronically herewith

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.

101.INS	Inline XBRL Instance Document.	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith

*	Indicates management compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary

Not provided.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TFF PHARMACEUTICALS, INC.

Date: March 24, 2022	By:	/s/ Glenn Mattes
Glenn Mattes,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn Mattes	Chief Executive Officer and Director	March 24, 2022
Glenn Mattes	(Principal Executive Officer)

/s/ Kirk Coleman	Chief Financial Officer	March 24, 2022
Kirk Coleman	(Principal Financial and Accounting Officer)

/s/ Aaron Fletcher	Chairman of the Board	March 24, 2022
Aaron Fletcher, Ph. D

/s/ Robert S. Mills, Jr.	Director	March 24, 2022
Robert S. Mills, Jr.

/s/ Stephen Rocamboli	Director	March 24, 2022
Stephen Rocamboli

/s/ Harlan Weisman, M.D.	Director	March 24, 2022
Harlan Weisman, M.D.

/s/ Randy Thurman	Director	March 24, 2022
Randy Thurman

/s/ Malcolm Fairbairn	Director	March 24, 2022
Malcolm Fairbairn