Form 10-Q
period 2022-03-31
TFF Pharmaceuticals, Inc.
filed 2022-05-11
CIK 1733413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 001-39102

TFF PHARMACEUTICALS, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-4344737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

1751 River Run, Suite 400

Fort Worth, Texas 76107

(Address of principal executive offices, including zip code)

(817) 438-6168

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

The number of shares of the registrant’s common stock outstanding as of May 9, 2022 was 25,373,818.

TFF PHARMACEUTICALS, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TFF PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$26,414,170	$33,794,672
Receivable due from collaboration agreement	1,776,583	1,628,703
Research and development tax incentive receivable	1,168,830	966,646
Prepaid assets and other current assets	2,164,451	2,447,930
Total current assets	31,524,034	38,837,951
Property and equipment, net	2,258,738	1,859,860
Total assets	$33,782,772	$40,697,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,028,779	$1,493,842
Accrued compensation	-	416,910
Deferred research grant revenue	168,000	50,000
Total liabilities	2,196,779	1,960,752

Commitments and contingencies (see Note 4)

Stockholders’ equity:
Common stock; $0.001 par value, 45,000,000 shares authorized; 25,371,781 shares issued and outstanding	25,372	25,372
Additional paid-in capital	105,256,670	104,078,968
Accumulated other comprehensive loss	(1,687)	(48,921)
Accumulated deficit	(73,694,362)	(65,318,360)
Total stockholders’ equity	31,585,993	38,737,059
Total liabilities and stockholders’ equity	$33,782,772	$40,697,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021

Grant revenue	$67,435	$24,315
Operating expenses:
Research and development	5,261,604	5,278,252
General and administrative	3,246,195	2,647,415
Total operating expenses	8,507,799	7,925,667

Loss from operations	(8,440,364)	(7,901,352)

Other income:
Other income	57,177	231,278
Interest income	7,185	15,499
Total other income	64,362	246,777

Net loss	$(8,376,002)	$(7,654,575)
Net loss per share, basic and diluted	$(0.33)	$(0.33)

Weighted average common shares outstanding, basic and diluted	25,371,781	23,140,607

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss	$(8,376,002)	$(7,654,575)
Other comprehensive loss:
Foreign currency translation adjustments	47,234	(37,958)
Comprehensive loss	$(8,328,768)	$(7,692,533)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2022	25,371,781	$25,372	$104,078,968	$(48,921)	$(65,318,360)	$38,737,059

Stock-based compensation	-	-	1,177,702	-	-	1,177,702

Foreign currency translation adjustment	-	-	-	47,234	-	47,234

Net loss	-	-	-	-	(8,376,002)	(8,376,002)

Balance, March 31, 2022	25,371,781	$25,372	$105,256,670	$(1,687)	$(73,694,362)	$31,585,993

Balance, January 1, 2021	22,534,874	$22,535	$71,648,453	$(51,538)	$(34,279,648)	$37,339,802

Sale of common stock, net of offering costs	2,140,000	2,140	28,021,424	-	-	28,023,564

Issuance of common stock for stock option exercises	244,656	245	655,008	-	-	655,253

Issuance of common stock for warrant exercises	444,751	444	179,768	-	-	180,212

Stock-based compensation	-	-	1,030,415	-	-	1,030,415

Foreign currency translation adjustment	-	-	-	(37,958)	-	(37,958)

Net loss	-	-	-	-	(7,654,575)	(7,654,575)

Balance, March 31, 2021	25,364,281	$25,364	$101,535,068	$(89,496)	$(41,934,223)	$59,536,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Cash flows from operating activities:
Net loss	$(8,376,002)	$(7,654,575)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,177,702	1,030,415
Depreciation and amortization	77,028	1,495
Changes in operating assets and liabilities:
Receivable due from collaboration agreement	(147,880)	-
Research and development tax incentive receivable	(108,097)	-
Prepaid assets and other current assets	237,646	534,612
Accounts payable	192,211	521,114
Accrued compensation	(416,910)	-
Deferred revenue	118,000	(24,315)

Net cash used in operating activities	(7,246,302)	(5,591,254)

Cash flows from investing activities:
Purchases of property and equipment	(137,231)	(476,128)
Net cash used in investing activities	(137,231)	(476,128)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	28,023,564
Proceeds from issuance of common stock for stock option exercises	-	655,253
Proceeds from issuance of common stock for warrant exercises	-	180,212

Net cash provided by financing activities	-	28,859,029

Effect of exchange rate changes on cash and cash equivalents	3,031	(37,330)

Net change in cash and cash equivalents	(7,380,502)	22,754,317

Cash and cash equivalents at beginning of period	33,794,672	35,300,805

Cash and cash equivalents at end of period	$26,414,170	$58,055,122

Supplemental disclosure of non-cash investing and financing activities:
Purchases of equipment included in accounts payable	$338,674	$-
Cashless exercise of warrants	$-	$416

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2022 and 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

TFF Pharmaceuticals, Inc. (the “Company”) was incorporated in the State of Delaware on January 24, 2018. The Company’s initial focus is on the development of inhaled dry powder drugs to enhance the treatment of pulmonary diseases and conditions. In December 2019, the Company established a wholly-owned Australian subsidiary, TFF Pharmaceuticals Australia Pty Ltd (“TFF Australia”), in order to conduct clinical research. TFF Pharmaceuticals, Inc., along with TFF Australia, are collectively referred to as the “Company”. The Company is in the development stage and is devoting substantially all of its efforts toward technology research and development and the human clinical trials of its initial product candidates.

COVID-19

As of the date of this report, the COVID-19 pandemic has had a relatively insignificant impact on the Company’s operations and has not caused the Company to forego, abandon or materially delay any proposed activities. While the Company believes it has been able to effectively manage the disruption caused by the COVID-19 pandemic to date, there can be no assurance that its operations, including the development of its drug candidates, will not be disrupted or materially adversely affected in the future by the COVID-19 pandemic or an epidemic or outbreak of an infectious disease like the outbreak of COVID-19.

NOTE 2 - LIQUIDITY AND MANAGEMENT’S PLANS

As of March 31, 2022, the Company had cash and cash equivalents of approximately $26,414,000 and a working capital of approximately $29,327,000. The Company has not generated revenues from commercial operations since inception and has incurred recurring operating losses. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to continue the pursuit of its product development.

The Company expects to further increase its research and development activities, which will increase the amount of cash utilized subsequent to March 31, 2022. Specifically, the Company expects increased spending on research and development activities and higher payroll expenses as it increases its professional and scientific staff and continues to prepare for anticipated manufacturing activities. If the Company encounters unforeseen delays or expenses, it has the ability to curtail our presently planned level of operations. The Company currently believes its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these condensed consolidated financial statements.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2022 and the results of operations, changes in stockholders’ equity and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Principles of Consolidation

The consolidated financial statements include the accounts of TFF Pharmaceuticals, Inc. and its wholly-owned subsidiary, TFF Australia. All material intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency

The currency of TFF Australia, the Company’s international subsidiary, is in Australian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at each balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of stockholders’ equity in accumulated other comprehensive loss.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2022 and 2021

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Company maintains its operating accounts in financial institutions in the U.S. and in Australia. The balances are insured up to specified limits. The Company’s cash is maintained in checking accounts and money market funds with maturities of less than three months when purchased, which are readily convertible to known amounts of cash, and which in the opinion of management are subject to insignificant risk of loss in value. As of March 31, 2022 and December 31, 2021, the Company had cash in Australia of AUD$308,824 (US$231,447) and AUD$831,984 (US$604,944), respectively.

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

Funds received from the Feasibility Agreements are recorded as revenue as the Company is the principal participant in the arrangement because the activities under the Feasibility Agreements are part of the Company’s development programs. In those instances where the Company first receives consideration in advance of providing underlying services, the Company classifies such consideration as deferred revenue until (or as) the Company provides the underlying services. In those instances where the Company first provides the underlying services prior to its receipt of consideration, the Company records a grant receivable. During the three months ended March 31, 2022 and 2021, the Company rendered the related services and recognized revenue and research and development expenses of $67,435 and $24,315, respectively. As of March 31, 2022 and December 31, 2021, the Company had receivables due related to Feasibility Agreements of $55,435 and $11,996, respectively, which is included in prepaid assets and other current assets in the accompanying condensed consolidated balance sheets, and deferred grant revenue of approximately $168,000 and $50,000, respectively.

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

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2022 and 2021

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Research and Development Tax Incentive

The Company is eligible to obtain a cash refund from the Australian Taxation Office for eligible research and development expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Company recognizes the Australian Tax Incentive when there is reasonable assurance that the cash refund will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured. During the year ended December 31, 2021, the Company received its first cash refund under the Australian Tax Incentive, which was for expenditures incurred during 2020. Therefore, the Company recorded amounts received, or that it expects to receive, for expenditures incurred during 2020 as other income in the condensed consolidated statements of operations during the period ended March 31, 2021.

As the Company has determined that it has reasonable assurance that it will receive the cash refund for eligible research and development expenditures, beginning with expenditures incurred during the year ended December 31, 2021, the Company records the Australian Tax Incentive as a reduction to research and development expenses as the Australian Tax Incentive is not dependent on the Company generating future taxable income, the Company’s ongoing tax status, or tax position. At each period end, management estimates the refundable tax offset available to the Company based on available information at the time. This percentage of eligible research and development expenses reimbursable under the Australian Tax Incentive is 43.5% for the three months ended March 31, 2022 and 2021. In addition, the Company is also eligible to receive amounts from the United States Internal Revenue Service (“IRS”) related to research and development tax credits for expenditures.

The research and development incentive receivable represents amounts due in connection with the Australian Tax Incentive and from the IRS. The Company has recorded a research and development tax incentive receivable of $1,168,830 and $966,646 as of March 31, 2022 and December 31, 2021, respectively, in the condensed consolidated balance sheets. The Company has recorded other income of $57,177 and $231,278, in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively, related to refundable IRS and Australian research and development incentive program payments for expenditures incurred during 2020. The Company recorded a reduction to research and development expenses of $108,098 during the three months ended March 31, 2022 for expenditures incurred during 2022 and $0 during the three months ended March 31, 2021 for expenditures incurred during 2021.

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

For the three months ended March 31, 2022 and 2021, the Company had the following potential common stock equivalents outstanding which were not included in the calculation of diluted net loss per common share because inclusion thereof would be anti-dilutive:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Stock Options	2,976,090	2,375,839
Warrants	389,233	389,233
	3,365,323	2,765,072

*	On an as-converted basis

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

Recent Accounting Standards

There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended March 31, 2022 that are of significance or potential significance to the Company.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2022 and 2021

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In October 2018, the Company entered into a lease agreement for office space in Doylestown, Pennsylvania. The lease commenced on October 15, 2018 and expires on October 31, 2022, as amended. The lease has an additional one-year option for renewal, and the base rent is $36,000 per year. The Company has determined that the lease agreement is considered a short-term lease under ASC 842 and has not recorded a right-of-use asset or liability. The Company rents another office space on a month-to-month basis with no long-term commitment, which is considered a short-term lease as well. Short-term lease expense for the three months ended March 31, 2022 and 2021 was approximately $21,000 and $15,000, respectively.

Approximate future minimum lease payments required under the operating leases are as follows:

Amount
Year Ending December 31, 2022	$21,000

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

NOTE 5 - LICENSE AND AGREEMENTS

In July 2015, the University of Texas at Austin (“UT”) granted to the Company’s former parent, LTI, an exclusive worldwide, royalty bearing license to the patent rights for the TFF platform in all fields of use, other than vaccines for which LTI received a non-exclusive worldwide, royalty bearing license to the patent rights for the TFF platform. In March 2018, LTI completed an assignment to the Company all of its interest to the TFF platform, including the patent license agreement with UT, at which time the Company paid UT an assignment fee of $100,000 in accordance with the patent license agreement. In November 2018, the Company and UT entered into an amendment to the patent license agreement pursuant to which, among other things, the Company’s exclusive patent rights to the TFF platform were expanded to all fields of use. The patent license agreement requires the Company to pay royalties and milestone payments and conform to a variety of covenants and agreements, and in the event of the Company’s breach of agreement, UT may elect to terminate the agreement. For the period ended December 31, 2018, the Company did not achieve any of the milestones and, as such, was not required to make any milestone payments. During the ended December 31, 2019, the Company achieved one milestone by gaining IND approval on first indication of a licensed product on November 24, 2019 and the Company satisfied the milestone payment of $50,000 and issuance of shares in accordance with the agreement. As of the date of these condensed consolidated financial statements, the Company is in compliance with the patent license agreement as all required amounts have been paid in accordance with the agreement.

In May 2018, the Company entered into a master services agreement and associated individual study contracts with ITR Canada, Inc. (“ITR”) to provide initial contract pre-clinical research and development services for the Company’s drug product candidates. In January 2019, the Company cancelled all of the individual study contracts with ITR and entered into contracts with 11036114 Canada Inc. (initially dba VJO Non-Clinical Development and now dba Strategy Point Innovations (“SPI”)) and 11035835 Canada Inc., (dba Periscope Research) to complete additional pre-clinical research and development services in order to take advantage of eligible Canadian Tax Credits. The services related to the contract with SPI were sub-contracted to ITR and others under substantially the same terms as the initial contract with ITR. Desire Ventures, LLC facilitates the invoicing for the various affiliates. The accounts payable due in connection with this agreement was approximately $472,000 and $0 as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, the Company recorded research and development costs of approximately $1,585,000 and $1,812,000, respectively, pertaining to this agreement.

In April 2019, the Company entered into a master services agreement with Irisys, LLC to provide contract manufacturing services for one of the Company’s drug product candidates, Voriconazole. The accounts payable due in connection with this agreement was approximately $35,000 and $21,000 as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, the Company recorded research and development costs of approximately $446,000 and $494,000, respectively, pertaining to this agreement.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2022 and 2021

NOTE 5 - LICENSE AND AGREEMENTS, continued

In January 2020, TFF Australia entered into a master consultancy agreement with Novotech (Australia) Pty Ltd. (formally known as Clinical Network Services Pty Ltd.) to provide initial contract clinical research and development services for the Company’s drug product candidates. The accounts payable due in connection with this agreement was approximately AUD$179,000 (US$134,000) and AUD$138,000 (US$100,000) as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, the Company recorded research and development costs of approximately AUD$347,000 (US$251,000) and AUD$705,000 (US$545,000), respectively, pertaining to this agreement.

In May 2020, TFF Australia entered into an amended clinical trial research agreement with Nucleus Network Pty Ltd. to provide a Phase I study of one of the Company’s drug candidates, Tacrolimus. The accounts payable due in connection with this agreement was approximately $0 and AUD$161,000 (US$117,000) as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, the Company recorded research and development costs of approximately $0 and AUD$244,000 (US$188,000), respectively, pertaining to this agreement.

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

In January 2021, the Company entered into a master services agreement with Experic to provide contract manufacturing services for one of the Company’s drug product candidates, Voriconazole. The accounts payable due in connection with this agreement was approximately $87,000 and $313,000 as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, the Company recorded research and development costs of approximately $318,000 and $196,000, respectively, pertaining to this agreement.

In January 2022, the Company entered into a Letter of Intent with Synteract, Inc. to provide contract research and development services while negotiating a Master Services Agreement for one of the Company’s drug product candidates, Voriconazole. The accounts payable due in connection with this agreement was approximately $14,000 as of March 31, 2022. During the three months ended March 31, 2022, the Company recorded research and development costs of approximately $226,000 pertaining to this agreement.

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

The Company records its portion of the research and development expenses as the related expenses are incurred. All payments received or amounts due from Augmenta for reimbursement of shared costs are accounted for as an offset to research and development expense. During the three months ended March 31, 2022 and 2021, the Company recorded research and development expenses of $147,880 and $76,200, respectively, and has recorded a receivable of $1,776,583 and $1,628,703 for reimbursement due from Augmenta as of March 31, 2022 and December 31, 2021, respectively.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2022 and 2021

NOTE 6 – STOCK BASED COMPENSATION

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

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three months ended March 31, 2022 and 2021 for stock options and warrants:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Research and development	$205,809	$67,279
General and administrative	971,893	963,136
	$1,177,702	$1,030,415

As of March 31, 2022, there was approximately $8,135,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.4 years.

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

The Company estimated the fair value stock options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of stock options issued was estimated using the following:

Three Months March 31, 2022
Weighted average exercise price	$6.90
Weighted average grant date fair value	$5.20
Assumptions
Expected volatility	96%-97%
Expected term (in years)	6.3
Risk-free interest rate	1.79%-2.41%
Expected dividend yield	0.00%

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

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2022 and 2021

NOTE 6 – STOCK BASED COMPENSATION, continued

The following table summarizes stock option activity during the three months ended March 31, 2022:

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2022	2,893,839	$6.48	8.05	$9,932,413
Granted	100,000	6.90	—	—
Cancelled	(17,749)	11.09	—	—
Outstanding at March 31, 2022	2,976,090	$6.47	7.87	$4,435,685
Exercisable at March 31, 2022	1,411,441	$5.00	7.24	$3,196,095

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

Option Modification

Effective March 21, 2022, one of the members of the Company’s board of directors, Dr. Brian Windsor, resigned. As part of his resignation from the board of directors, modifications were made to Dr. Windsor’s vested and non-vested stock option awards including acceleration of certain non-vested option awards and the extension of the post-termination exercise period of certain stock option awards. During the three months ended March 31, 2022, in accordance with ASC Topic 718, Compensation—Stock Compensation, the Company recorded a one-time, non-cash incremental compensation expense net of the required reversal of previously recognized compensation attributed to non-vested shares in the amount of approximately $339,000, which is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

NOTE 7 – SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2022 through the filing date of this Quarterly Report. Based on its evaluation, there are no events that need to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our 2021 Annual Report on Form 10-K filed with the SEC on March 24, 2022.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties, including those risks included in Part I, Item 1 “Risk Factors” in our 2021 Annual Report on Form 10-K filed with the SEC on March 24, 2022. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

General

TFF Pharmaceuticals, Inc. (NASDAQ: TFFP) is a clinical stage biopharmaceutical company focused on developing and commercializing innovative drug products based on our patented Thin Film Freezing, or TFF technology platform. We believe, and early testing confirms, that our TFF platform can significantly improve the solubility of poorly water-soluble drugs, a class of drugs that makes up approximately 33% of the major pharmaceuticals worldwide, thereby improving the pharmacokinetic effect of those drugs. We believe that in the case of some new drugs that cannot be developed due to poor water-solubility, our TFF platform has the potential to increase the pharmacokinetic effect of the drug to a level allowing for its development and commercialization.

As of the date of this report, we have three product candidates under development, TFF Voriconazole Inhalation Powder, or TFF Vori; TFF Tacrolimus Inhalation Powder, or TFF Tac-Lac; and TFF Niclosamide Inhalation Powder, or TFF Niclo. In July 2020, we completed Phase I human clinical trials of our lead product, TFF Vori, and completed the enrollment of a Phase 1b clinical trial of TFF Vori in asthma patients in December 2021. Dosing of TFF Vori in patients with invasive pulmonary aspergillosis in a Phase 2 clinical trial is expected to begin in 2022. Dosing of a patient in a Compassionate Use Study commenced in the first quarter of 2022 for a lung transplant patient with a pulmonary fungal infection. In September 2021, we completed Phase 1 human clinical trials of our TFF Tac-Lac product in Australia. Dosing of TFF Tac-Lac in lung transplant patients in a Phase 2 clinical trial is expected to begin in 2022. In November 2021, we commenced dosing of TFF Niclosamide in a Phase 1 human clinical trial in Canada and completed dosing the Phase 1 trial in January 2022. We have not progressed the development of any other of our drug candidates to human clinical trials and our efforts have focused on the formulation, early-stage animal testing and formal toxicology studies of our initial drug candidates in preparation for our first clinical trials.

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

We intend to initially focus on the development of the following product candidates:

●	TFF Vori is an inhaled dry powder version of Voriconazole, generally considered to be the best antifungal drug used to treat and prevent invasive pulmonary aspergillosis, or IPA, a severe fungal pulmonary disease with a mortality rate that can reach 90% in some patient populations. In October 2019, we submitted to the U.S. Food and Drug Administration, or FDA, an Investigational New Drug Application, or IND, for our TFF Vori product and initiated our Phase I human clinical trials in November 2019. In July 2020, we completed Phase I human clinical trials of TFF Vori, and completed the enrollment of a Phase 1b clinical trial of TFF Vori in asthma patients in December 2021. Dosing of TFF Vori in patients with invasive pulmonary aspergillosis in a Phase 2 clinical trial is expected to begin in 2022. We believe, and our clinical testing to date confirms, that our TFF platform can be used to formulate a dry powder version of Voriconazole, which is no longer subject to patent protection. Voriconazole is currently marketed in Australia, Europe and the U.S. as Vfend®. As of the date of this report, the Clinical Practice Guidelines released by the Infectious Diseases Society of America recommend Voriconazole as first-line monotherapy for IPA. However, since the registration of Vfend in Europe and the U.S. in 2002, several studies have examined the exposure-response relationship with Voriconazole, identifying a relationship between low Voriconazole exposure and higher rates of treatment failure, as well as a higher propensity for neurotoxicity at higher exposures. We believe a TFF prepared dry powder formulation of Voriconazole administered directly to the lungs can maximize both the prophylactic value for immunocompromised patients susceptible to IPA and the treatment value of patients suffering from acute and chronic IPA. We also believe our dry powder drug formulation would benefit patients by providing the drug at the “port of entry” of invasive fungal infections, while also reducing or eliminating the unpleasant and potentially fatal side effects associated with Voriconazole and other last line antifungals.

●	TFF Tac-Lac is an inhaled dry powder version of tacrolimus, an immunosuppressive drug used in transplant medicine. Prograf® tacrolimus is currently the second most commonly administered immunosuppressive drug used in solid organ transplants, despite what we believe to be the many challenges for patients and physicians when used for extended periods. Prograf tacrolimus can cause toxicity in the kidneys, particularly when used in high doses that are required for effective immunosuppression in the lung. Tacrolimus is no longer under patent protection, and we intend to develop a dry powder version suitable for use with a dry powder inhaler. Because our dry powder version would provide for a high local lung concentration without the typical systemic toxicity frequently experienced with oral dosage form immunosuppressants, we believe our drug candidate should have a high likelihood of success in competing in the immunosuppressant market for lung and heart/lung transplants. In September 2021, we completed Phase 1 human clinical trials of our TFF Tac-Lac product in Australia. As of the date of this report, dosing of TFF Tac-Lac in lung transplant patients in a Phase 2 clinical trial is expected to begin in 2022, and we intend to submit to the FDA an IND for TFF Tac-Lac in 2022.

●	TFF Niclosamide is an inhaled dry powder formulation of Niclosamide. Niclosamide has been used to treat tapeworm infections in humans since the 1960s and was recently reported to be one of the most potent approved drugs in screens for antiviral activity against the SARS-CoV2 virus that causes the COVID-19 disease, including the UK B.1.1.7 and South African B.1.351 variants. Early testing confirmed that our TFF platform can be used to formulate a dry powder version of Niclosamide, which is no longer subject to patent protection. We believe a TFF prepared dry powder formulation of Niclosamide administered directly to the lungs can maximize both the prophylactic value for persons exposed to COVID-19 and for the treatment of patients with COVID-19 infections at risk for serious disease complications. TFF has also obtained the rights to a novel formulation that may enhance the bioavailability of Niclosamide through oral delivery under our license from the University of Texas. Orally delivered Niclosamide has shown promise for the treatment of COVID -19 and various forms of cancer. On August 12, 2020, we entered into a licensing and collaboration agreement with UNION therapeutics A/S in which UNION acquired an option to obtain a worldwide exclusive license for the TFF technology in combination with niclosamide In November 2021, we commenced dosing of TFF Niclosamide in a Phase 1 human clinical trial in Canada and completed dosing subjects in the Phase 1 trial in January 2022.

●	TFF mAb therapies is intended to be a dry powder formulation of a COVID-19 monoclonal antibody therapy. On November 1, 2020, the Company entered into a joint development and collaboration agreement (the “Agreement”) with Augmenta Bioworks, Inc. (“Augmenta”) pursuant to which the parties have agreed to collaborate on the joint development of novel commercial products incorporating Augmenta’s human-derived monoclonal antibodies (“mAbs”) for potential COVID-19 therapeutics. Under the terms of the Agreement, both companies will collaborate to develop one or more commercial therapeutics utilizing the Company’s Thin-Film Freezing technology to manufacture dry powder formulations of Augmenta’s mAbs for inhalation delivery directly to the lungs of patients.

We have identified a number of additional drug candidates that show promise upon initial evaluation, including dry powder formulations of:

●	Cannabidiol, or CBD, a controlled substance as defined in the federal Controlled Substances Act of 1970 that is reported to be used by some for the treatment of various epilepsy syndromes as well as anxiety, insomnia, and different types of pain. We are in the early stages of developing an inhaled dry powder form of CBD that could be used to support or to treat a variety of health issues that may benefit from CBD administration.

●	Vaccines containing aluminum salts, which make up approximately 35% of all vaccines. Aluminum salts are incorporated into many vaccine formulations as an adjuvant, which is a substance added to vaccines to enhance the immune response of vaccinated individuals. A major limitation with these vaccines is that they are fragile and to maintain their efficacy they must be formulated as liquid suspensions and kept in a cold chain (2 – 8°C) during transport and storage, which is burdensome and expensive. We have conducted drug and performance characterization activities of certain TFF formulated salt containing vaccines, which suggest that the salt containing vaccines can be successfully converted from liquid suspension into dry powder, and then later be reconstituted at the time of use without causing a decrease in efficacy. Furthermore, TFF has evaluated formulation and delivery of vaccines that do not contain aluminum salts and reported positive animal data for a universal influenza candidate vaccine formulation in collaboration with the University of Georgia. In addition, TFF and USAMRIID have a CRADA agreement to evaluate monoclonal antibody vaccines to prevent a number of viral infections. We are also collaborating with Albert Einstein College of Medicine on certain VSV vaccine candidates.

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

We are also focused on the joint development of dry powder formulations of proprietary drugs owned or licensed by other pharmaceutical companies. As of the date of this report, we are at various stages of different feasibility studies of new chemical entities owned by international pharmaceutical companies. In addition, we recently commenced preliminary analysis and testing of dry powder formulations of certain drugs and vaccines through topical, ocular and nasal applications in connection with our participation in submissions made to certain government agencies for government contracts. Also, in May 2020, we authorized a third party to conduct feasibility studies and market testing of dry powder formulations of cannabis and cannabis-derived products. These efforts have resulted in refinement of specific formulations that we believe could achieve a positive position in the marketplace.

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

Based on the February 2019 pre-Investigational New Drug Application, or IND, meeting with the FDA, and a March 2022 post-Phase 1 meeting with the FDA concerning TFF Vori, we believe we will need to conduct one Phase 2 study and may need a second Phase 2 or a Phase 2b/3a study prior to filing for marketing approval for TFF Vori. Concerning TFF Tac-Lac, based on a pre-IND meeting with the FDA, we believe we will need to conduct Phase 1 and Phase 2b/3a studies prior to filing for marketing approval for TFF Tac-Lac. However, there can be no assurance that the FDA will not ask for additional clinical data for either TFF Vori or TFF Tac-Lac.

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

We were incorporated under the laws of the state of Delaware on January 24, 2018. Our principal executive offices are located at 1751 River Run, Suite 400, Fort Worth, Texas 76107 and our telephone number is (817) 438-6168. Our website address is www.tffpharma.com. The information contained in, or accessible through, our website is not incorporated by reference into this report, and you should not consider any information contained in, or that can be accessed through, our website as part of this report or in deciding whether to purchase our common stock.

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

As of the date of this report, the COVID-19 pandemic has had a relatively insignificant impact on our operations and has not caused us to forego, abandon or materially delay any proposed activities. While we believe we have been able to effectively manage the disruption caused by the COVID-19 pandemic to date, there can be no assurance that our operations, including the development of our drug candidates, will not be disrupted or materially adversely affected in the future by the COVID-19 pandemic or an epidemic or outbreak of an infectious disease like the outbreak of COVID-19.

The following table summarizes our results of operations with respect to the items set forth below for the three months ended March 31, 2022 and 2021 together with the percentage change for those items.

	Three months ended March 31,
	2022	2021	Favorable (Unfavorable)	Change
Grant revenue	$67,435	$24,315	$43,120	177%
Research and development expense	$5,261,604	$5,278,252	$16,648	0%
General and administrative expense	3,246,195	2,647,415	(598,780)	(23)%
Total operating expense	$8,507,799	$7,925,667	$(582,132)	(7)%

We have entered into feasibility and material transfer agreements with third parties that provide us with funds in return for certain research and development activities. During the three months ended March 31, 2022 and 2021, we recognized $67,435 and $24,315, respectively, of grant revenue.

During the three months ended March 31, 2022 and 2021, we incurred $5.3 million and $5.3 million of research and development expenses and $3.2 million and $2.6 million of general and administrative expenses, respectively. The change in research and development expenses during 2022 was mainly due to increased manufacturing costs of approximately $299,000, which includes approximately $72,000 related to the Augmenta monoclonal antibody, clinical expenses of approximately $990,000 related to Niclosamide, TFF Vori and TFF Tac-Lac, payroll and related expense of approximately $292,000 and stock-based compensation of approximately $139,000, offset by a decrease in preclinical expenses of approximately $1.8 million. The change in research and development expenses also includes our preliminary analysis and testing of dry powder formulations of several drugs and vaccines owned or licensed by third parties we believe may lead to the out-licensing of our TFF technology for the development of dry powder product candidates. We expect our spending on research and development activities to increase in upcoming quarters due primarily to clinical trial activity.

The increase in general and administrative expenses in 2022 from the prior year was mainly a result of increases in insurance and investor relation expenses of approximately $523,000 and payroll and related expenses of approximately $90,000, offset by decreased consulting and business development expenses of approximately $148,000. While we expect our general and administrative expenses to continue to increase over the next few years, we anticipate the rate of increase has begun to decrease.

The following table summarizes our other income and interest income for the three months ended March 31, 2022 and 2021 together with the percentage change for those items.

	Three months ended March 31,
	2022	2021	Favorable (Unfavorable)	Change
Other income	$57,177	$231,278	$(174,101)	(75)%
Interest income	$7,185	$15,499	$(8,314)	(54)%

Other income consists of refundable United States Internal Revenue Services and Australian research and development incentive program payments for expenditures incurred during 2020. Interest income decreased during fiscal 2022 due to lower balances in interest-bearing accounts.

We incurred a net loss of $8.4 million and $7.7 million for the three months ended March 31, 2022 and 2021, respectively.

Financial Condition

As of March 31, 2022, we had total assets of approximately $33.8 million and working capital of approximately $29.3 million. As of March 31, 2022, our liquidity included approximately $26.4 million of cash and cash equivalents. We believe that our cash on-hand as of the date of this report is sufficient to fund our proposed operating plan for, at least, the 12 months following the date of this report. However, as of the date of this report, we believe that we will need additional capital to fund our operations through to the marketing approval for TFF Vori and TFF Tac-Lac, assuming such approval can be obtained at all, and to engage in the substantial development of any other of our drug candidates, such as formulation, early-stage animal testing and formal toxicology studies. If we encounter unforeseen delays or expenses, we may require additional capital in order to fund our current level of ongoing costs over the next twelve months. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and co-development and joint ventures with industry partners, with a preference towards licensing fees for our technology and co-development and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

Critical Accounting Policies

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Critical Accounting Estimates

Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. There were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 24, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. You should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2021 Annual Report on Form 10-K filed with the SEC on March 24, 2022 as, in light of those risks, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements. There have been no material changes in the risk factors included in our 2021 Annual Report on Form 10-K. The risk factors described in our 2021 Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 5. Other Information.

On May 9, 2022, we entered into an Amended and Restated Patent License Agreement, or the Amended PLA, with University of Texas at Austin, or UT. The Amended PLA is an amendment to the Patent License Agreement, or the Original PLA, originally entered into in July 2015 and pursuant to which we hold the exclusive rights to approximately 127 patents held by UT concerning the TFF technology. We initiated the discussions leading to the Amended PLA for purposes of strengthening our licensed rights to the TFF technology and patents held by UT. The principal changes to the Original PLA made by way of the Amended PLA are to:

●	Grant us the exclusive license rights to any future UT patents relating to the TFF technology;

●	Grant us the license rights to the know-how developed by UT concerning the TFF technology; and

●	Allow us to assign the Amended PLA, without the consent of UT, in the event of a sale of our company.

Except as set forth above, the material terms of the Original PLA remain unchanged and in effect.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.1	Amended and Restated Patent License Agreement dated April 20, 2022 between the Registrant and The University of Texas at Austin	Filed electronically herewith

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	Inline XBRL Instance Document	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TFF PHARMACEUTICALS, INC.

Date: May 11, 2022	By:	/s/ Glenn Mattes
Glenn Mattes,
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Kirk Coleman
Kirk Coleman,
Chief Financial Officer
(Principal Financial Officer)