Form 10-Q
period 2022-06-30
TFF Pharmaceuticals, Inc.
filed 2022-08-11
CIK 1733413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act

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

The number of shares of the registrant’s common stock outstanding as of August 5, 2022 was 25,445,914.

TFF PHARMACEUTICALS, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TFF PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,890,253	$33,794,672
Receivable due from collaboration agreement	1,812,975	1,628,703
Research and development tax incentive receivable	994,549	966,646
Prepaid assets and other current assets	1,483,953	2,447,930
Total current assets	25,181,730	38,837,951
Operating lease right-of-use asset, net	232,138	-
Property and equipment, net	2,332,254	1,859,860
Other assets	167,077	-
Total assets	$27,913,199	$40,697,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,480,461	$1,493,842
Accrued compensation	-	416,910
Deferred research grant revenue	268,000	50,000
Current portion of operating lease liability	79,050	-
Total current liabilities	3,827,511	1,960,752
Operating lease liability, net of current portion	146,188	-
Total liabilities	3,973,699	1,960,752

Commitments and contingencies (see Note 4)

Stockholders’ equity:
Common stock; $0.001 par value, 45,000,000 shares authorized; 25,373,818 and 25,371,781 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	25,374	25,372
Additional paid-in capital	106,461,934	104,078,968
Accumulated other comprehensive loss	(107,121)	(48,921)
Accumulated deficit	(82,440,687)	(65,318,360)
Total stockholders’ equity	23,939,500	38,737,059
Total liabilities and stockholders’ equity	$27,913,199	$40,697,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Grant revenue	$28,004	$1,850	$95,439	$26,165
Operating expenses:
Research and development	5,110,805	2,762,170	10,372,409	8,040,422
General and administrative	3,690,010	2,351,007	6,936,205	4,998,422
Total operating expenses	8,800,815	5,113,177	17,308,614	13,038,844

Loss from operations	(8,772,811)	(5,111,327)	(17,213,175)	(13,012,679)

Other income:
Other income	20,606	441,546	77,783	672,824
Interest income	5,880	14,069	13,065	29,568
Total other income	26,486	455,615	90,848	702,392

Net loss	$(8,746,325)	$(4,655,712)	$(17,122,327)	$(12,310,287)

Net loss per share, basic and diluted	$(0.34)	$(0.18)	$(0.67)	$(0.51)
Weighted average common shares outstanding, basic and diluted	25,373,706	25,369,144	25,372,749	24,261,032

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss	$(8,746,325)	$(4,655,712)	$(17,122,327)	$(12,310,287)
Other comprehensive loss:
Foreign currency translation adjustments	(105,434)	(27,334)	(58,200)	(65,292)
Comprehensive loss	$(8,851,759)	$(4,683,046)	$(17,180,527)	$(12,375,579)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2022	25,371,781	$25,372	$104,078,968	$(48,921)	$(65,318,360)	$38,737,059

Stock-based compensation	-	-	1,177,702	-	-	1,177,702
Foreign currency translation adjustment	-	-	-	47,234	-	47,234
Net loss	-	-	-	-	(8,376,002)	(8,376,002)
Balance, March 31, 2022	25,371,781	25,372	105,256,670	(1,687)	(73,694,362)	31,585,993
Issuance of common stock for stock option exercises	2,037	2	10,183	-	-	10,185
Stock-based compensation	-	-	1,195,081	-	-	1,195,081
Foreign currency translation adjustment	-	-	-	(105,434)	-	(105,434)
Net loss	-	-	-	-	(8,746,325)	(8,746,325)
Balance, June 30, 2022	25,373,818	$25,374	$106,461,934	$(107,121)	$(82,440,687)	$23,939,500

Balance, January 1, 2021	22,534,874	$22,535	$71,648,453	$(51,538)	$(34,279,648)	$37,339,802

Sale of common stock, net of offering costs	2,140,000	2,140	28,021,424	-	-	28,023,564
Issuance of common stock for stock option exercises	244,656	245	655,008	-	-	655,253
Issuance of common stock for warrant exercises	444,751	444	179,768	-	-	180,212
Stock-based compensation	-	-	1,030,415	-	-	1,030,415
Foreign currency translation adjustment	-	-	-	(37,958)	-	(37,958)
Net loss	-	-	-	-	(7,654,575)	(7,654,575)
Balance, March 31, 2021	25,364,281	25,364	101,535,068	(89,496)	(41,934,223)	59,536,713
Additional offering costs related to the sale of common stock	-	-	(8,545)	-	-	(8,545)
Issuance of common stock for stock option exercises	7,500	8	34,492	-	-	34,500
Stock-based compensation	-	-	740,535	-	-	740,535
Foreign currency translation adjustment	-	-	-	(27,334)	-	(27,334)
Net loss	-	-	-	-	(4,655,712)	(4,655,712)
Balance, June 30, 2021	25,371,781	$25,372	$102,301,550	$(116,830)	$(46,589,935)	$55,620,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021

Cash flows from operating activities:
Net loss	$(17,122,327)	$(12,310,287)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,372,783	1,770,950
Depreciation and amortization	166,174	5,980
Changes in operating assets and liabilities:
Receivable due from collaboration agreement	(184,272)	(489,221)
Research and development tax incentive receivable	(78,257)	(958,363)
Prepaid assets and other assets	939,995	285,090
Accounts payable	1,856,851	213,399
Accrued compensation	(416,910)	-
Deferred revenue	218,000	685
Operating lease obligation	(12,783)	-

Net cash used in operating activities	(12,260,746)	(11,481,767)

Cash flows from investing activities:
Purchases of property and equipment	(632,684)	(600,210)
Net cash used in investing activities	(632,684)	(600,210)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	28,015,019
Payment of offering costs in connection with ATM	(26,180)	-
Proceeds from issuance of common stock for stock option exercises	10,185	689,753
Proceeds from issuance of common stock for warrant exercises	-	180,212

Net cash (used in) provided by financing activities	(15,995)	28,884,984

Effect of exchange rate changes on cash and cash equivalents	5,006	(36,473)

Net change in cash and cash equivalents	(12,904,419)	16,766,534

Cash and cash equivalents at beginning of period	33,794,672	35,300,805

Cash and cash equivalents at end of period	$20,890,253	$52,067,339

Supplemental disclosure of non-cash investing and financing activities:
Accrued offering costs	$133,209	$-
Cashless exercise of warrants	$-	$416
ROU asset obtained under for new operating lease	$238,021	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2022 and 2021

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 - LIQUIDITY AND MANAGEMENT’S PLANS

As of June 30, 2022, the Company had cash and cash equivalents of approximately $20,890,000 and a working capital of approximately $21,354,000. The Company has not generated revenues from commercial operations since inception and has incurred recurring operating losses. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to continue the pursuit of its product development.

On June 10, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as agent, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $35.0 million in an “at-the-market” (“ATM”) offering, to or through the agent. As of June 30, 2022, no shares had been sold in the ATM offering. Between July 1, 2022 and August 5, 2022, the Company sold 72,096 shares of its common stock at average price of $5.92 per share resulting in net proceeds of approximately $414,273.

The Company expects to further increase its research and development activities, which will increase the amount of cash utilized subsequent to June 30, 2022. Specifically, the Company expects increased spending on research and development activities and higher payroll expenses as it increases its professional and scientific staff and continues to prepare for anticipated manufacturing activities. If the Company encounters unforeseen delays or expenses, it has the ability to curtail its presently planned level of operations. The Company currently believes its existing cash and cash equivalents, along with the expected proceeds from its ATM offering commenced in June 2022, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these condensed consolidated financial statements.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2022 and the results of operations, changes in stockholders’ equity and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2022 and 2021

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Company maintains its operating accounts in financial institutions in the U.S. and in Australia. The balances are insured up to specified limits. The Company’s cash is maintained in checking accounts and money market funds with maturities of less than three months when purchased, which are readily convertible to known amounts of cash, and which in the opinion of management are subject to insignificant risk of loss in value. As of June 30, 2022 and December 31, 2021, the Company had cash in Australia of AUD$81,702 (US$56,494) and AUD$831,984 (US$604,944), respectively.

Leases

At the inception of an arrangement, the Company determines whether an arrangement is or contains a lease based on the facts and circumstances present in the arrangement. An arrangement is or contains a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases with a term greater than one year are recognized on the condensed consolidated balance sheets as operating lease right-of-use assets and current and long-term operating lease liabilities, as applicable. The Company has elected not to recognize on the condensed consolidated balance sheets leases with terms of 12 months or less. The Company typically only includes the initial lease term in its assessment of a lease arrangement. Options to extend a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued rent. The interest rate implicit in the Company’s leases is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

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

Funds received from the Feasibility Agreements are recorded as revenue as the Company is the principal participant in the arrangement because the activities under the Feasibility Agreements are part of the Company’s development programs. In those instances where the Company first receives consideration in advance of providing underlying services, the Company classifies such consideration as deferred revenue until (or as) the Company provides the underlying services. In those instances where the Company first provides the underlying services prior to its receipt of consideration, the Company records a grant receivable. During the three months ended June 30, 2022 and 2021, the Company rendered the related services and recognized revenue and research and development expenses of $28,004 and $1,850, respectively. During the six months ended June 30, 2022 and 2021, the Company rendered the related services and recognized revenue and research and development expenses of $95,439 and $1,850, respectively. As of June 30, 2022 and December 31, 2021, the Company had receivables due related to Feasibility Agreements of $78,003 and $11,996, respectively, which is included in prepaid assets and other current assets in the accompanying condensed consolidated balance sheets, and deferred grant revenue of approximately $268,000 and $50,000, respectively.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2022 and 2021

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Research and Development Tax Incentive

The Company is eligible to obtain a cash refund from the Australian Taxation Office for eligible research and development expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Company recognizes the Australian Tax Incentive when there is reasonable assurance that the cash refund will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured. During the year ended December 31, 2021, the Company received its first cash refund under the Australian Tax Incentive, which was for expenditures incurred during 2020. Therefore, the Company recorded amounts received, or that it expects to receive, for expenditures incurred during 2020 as other income in the condensed consolidated statements of operations during the period ended June 30, 2021.

As the Company has determined that it has reasonable assurance that it will receive the cash refund for eligible research and development expenditures, beginning with expenditures incurred during the year ended December 31, 2021, the Company records the Australian Tax Incentive as a reduction to research and development expenses as the Australian Tax Incentive is not dependent on the Company generating future taxable income, the Company’s ongoing tax status, or tax position. At each period end, management estimates the refundable tax offset available to the Company based on available information at the time. This percentage of eligible research and development expenses reimbursable under the Australian Tax Incentive is 43.5% for the periods ended June 30, 2022 and 2021. In addition, the Company is also eligible to receive amounts from the United States Internal Revenue Service (“IRS”) related to research and development tax credits for expenditures.

The research and development incentive receivable represents amounts due in connection with the Australian Tax Incentive and from the IRS. The Company has recorded a research and development tax incentive receivable of $994,549 and $966,646 as of June 30, 2022 and December 31, 2021, respectively, in the condensed consolidated balance sheets. The Company has recorded other income of $20,606 and $77,783, in the condensed consolidated statements of operations for the three and six months ended June 30, 2022, respectively, related to refundable IRS and Australian research and development incentive program payments for expenditures incurred during 2020. The Company has recorded other income of $441,546 and $672,824, in the condensed consolidated statements of operations for the three and six months ended June 30, 2021, respectively, related to refundable research and development incentive program payments for expenditures incurred during 2020. The Company recorded an increase to research and development expenses as a result of exchange rate changes and adjustments to the estimated amount to be received of $28,834 during the three months ended June 30, 2022 and a reduction to research and development expenses of $144,667 during the six months ended June 30, 2022 and $516,407 during the three and six months ended June 30, 2021.

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

For The Three and Six Months Ended June 30, 2022 and 2021

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

For the six months ended June 30, 2022 and 2021, the Company had the following potential common stock equivalents outstanding which were not included in the calculation of diluted net loss per common share because inclusion thereof would be anti-dilutive:

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Stock Options	2,996,553	2,373,339
Warrants	414,233	389,233
	3,410,786	2,762,572

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

Recent Accounting Standards

There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the six months ended June 30, 2022 that are of significance or potential significance to the Company.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In October 2018, the Company entered into a lease agreement for office space in Doylestown, Pennsylvania. The lease commenced on October 15, 2018 and expires on October 31, 2022, as amended. The lease has an additional one-year option for renewal, and the base rent is $36,000 per year. The Company has determined that the lease agreement is considered a short-term lease under ASC 842 and has not recorded a right-of-use asset or liability. The Company rents another office space on a month-to-month basis with no long-term commitment, which is considered a short-term lease as well. In May 2022, the Company entered into a lease agreement for lab space in Austin, Texas. The lease commenced on June 1, 2022 and expires on May 31, 2025. The lease has an additional three-year option for renewal, which the Company has determined it is not reasonably certain to exercise.

Supplemental balance sheet information related to leases was as follows:

June 30, 2022
Operating leases:
Operating lease right-of-use assets	$232,138

Operating lease liability – current portion	$79,050
Operating lease liability – long-term portion	146,188
Total operating lease liabilities	$225,238

Supplemental lease expense related to leases was as follows:

Lease Cost	Statements of Operations Classification	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Operating lease cost	Research and development	$7,425	$7,425
Short-term lease cost	Research and development	6,244	12,489
Short-term lease cost	General and administrative	20,900	41,600
Total lease expense		$34,569	$61,514

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2022 and 2021

NOTE 4 - COMMITMENTS AND CONTINGENCIES, continued

Supplemental lease expense related to leases was as follows:

Lease Cost	Statements of Operations Classification	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Operating lease cost	Research and development	$-	$-
Short-term lease cost	Research and development	10,000	16,000
Short-term lease cost	General and administrative	9,000	18,000
Total lease expense		$19,000	$34,000

Other information related to operating leases:

June 30, 2022
Weighted-average remaining lease term	2.9 years
Weighted-average discount rate	8.02%

Supplemental cash flow information related to operating leases was as follows:

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash paid for operating lease liabilities	$12,783	$-

Approximate future minimum lease payments under non-cancellable leases (including short-term leases) as of June 30, 2022 were as follows:

Fiscal Year ending December 31,
2022 (Remaining)	$48,000
2023	88,000
2024	91,000
2025	38,000
Total minimum lease payments	265,000
Less: Imputed interest	(28,000)
Total	$237,000

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

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2022 and 2021

NOTE 5 - LICENSE AND AGREEMENTS

In July 2015, the University of Texas at Austin (“UT”) granted to the Company’s former parent, LTI, an exclusive worldwide, royalty bearing license to the patent rights for the TFF platform in all fields of use, other than vaccines for which LTI received a non-exclusive worldwide, royalty bearing license to the patent rights for the TFF platform. In March 2018, LTI completed an assignment to the Company all of its interest to the TFF platform, including the patent license agreement with UT, at which time the Company paid UT an assignment fee of $100,000 in accordance with the patent license agreement. In November 2018, the Company and UT entered into an amendment to the patent license agreement pursuant to which, among other things, the Company’s exclusive patent rights to the TFF platform were expanded to all fields of use, and in March 2022 the Company and UT entered into an amended and restated patent license agreement for purposes of further strengthening the Company’s license rights, including the Company’s exclusive right to license all future UT patents relating to the TFF technology and all know-how held by UT relating to the TFF technology . The patent license agreement requires the Company to pay royalties and milestone payments and conform to a variety of covenants and agreements, and in the event of the Company’s breach of agreement, UT may elect to terminate the agreement. For the period ended December 31, 2018, the Company did not achieve any of the milestones and, as such, was not required to make any milestone payments. During the ended December 31, 2019, the Company achieved one milestone by gaining IND approval on first indication of a licensed product on November 24, 2019 and the Company satisfied the milestone payment of $50,000 and issuance of shares in accordance with the agreement. As of the date of these condensed consolidated financial statements, the Company is in compliance with the patent license agreement as all required amounts have been paid in accordance with the agreement.

In May 2018, the Company entered into a master services agreement and associated individual study contracts with ITR Canada, Inc. (“ITR”) to provide initial contract pre-clinical research and development services for the Company’s drug product candidates. In January 2019, the Company cancelled all of the individual study contracts with ITR and entered into contracts with 11036114 Canada Inc. (initially dba VJO Non-Clinical Development and now dba Strategy Point Innovations (“SPI”)) and 11035835 Canada Inc., (dba Periscope Research) to complete additional pre-clinical research and development services in order to take advantage of eligible Canadian Tax Credits. The services related to the contract with SPI were sub-contracted to ITR and others under substantially the same terms as the initial contract with ITR. Desire Ventures, LLC facilitates the invoicing for the various affiliates. The accounts payable due in connection with this agreement was approximately $303,000 and $0 as of June 30, 2022 and December 31, 2021, respectively. During the three and six months ended June 30, 2022, the Company recorded research and development costs of approximately $732,000 and $2,317,000, respectively, pertaining to this agreement. During the three and six months ended June 30, 2021, the Company recorded research and development costs of approximately $512,000 and $2,380,000, respectively, pertaining to this agreement.

In April 2019, the Company entered into a master services agreement with Irisys, LLC to provide contract manufacturing services for one of the Company’s drug product candidates, Voriconazole. The accounts payable due in connection with this agreement was approximately $123,000 and $21,000 as of June 30, 2022 and December 31, 2021, respectively. During the three and six months ended June 30, 2022, the Company recorded research and development costs of approximately $180,000 and $626,000, respectively, pertaining to this agreement. During the three and six months ended June 30, 2021, the Company recorded research and development costs of approximately $303,000 and $797,000, respectively, pertaining to this agreement.

In January 2020, TFF Australia entered into a master consultancy agreement with Novotech (Australia) Pty Ltd. (formally known as Clinical Network Services Pty Ltd.) to provide initial contract clinical research and development services for the Company’s drug product candidates. The accounts payable due in connection with this agreement was approximately AUD$43,000 (US$30,000) and AUD$138,000 (US$100,000) as of June 30, 2022 and December 31, 2021, respectively. During the three and six months ended June 30, 2022, the Company recorded research and development costs of approximately AUD$115,000 (US$82,000) and AUD$463,000 (US$333,000), respectively, pertaining to this agreement. During the three and six months ended June 30, 2021, the Company recorded research and development costs of approximately AUD$216,000 (US$166,000) and AUD$921,000 (US$710,000), respectively, pertaining to this agreement

In May 2020, TFF Australia entered into an amended clinical trial research agreement with Nucleus Network Pty Ltd. to provide a Phase I study of one of the Company’s drug candidates, Tacrolimus. The accounts payable due in connection with this agreement was approximately $0 and AUD$161,000 (US$117,000) as of June 30, 2022 and December 31, 2021, respectively. During the three and six months ended June 30, 2022, the Company did not record any research and development costs pertaining to this agreement. During the three and six months ended June 30, 2021, the Company recorded research and development costs of approximately AUD$202,000 (US$156,000) and AUD$446,000 (US$344,000), respectively, pertaining to this agreement.

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

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2022 and 2021

NOTE 5 - LICENSE AND AGREEMENTS, continued

In January 2021, the Company entered into a master services agreement with Experic to provide contract manufacturing services for one of the Company’s drug product candidates, Voriconazole. The accounts payable due in connection with this agreement was approximately $243,000 and $313,000 as of June 30, 2022 and December 31, 2021, respectively. During the three and six months ended June 30, 2022, the Company recorded research and development costs of approximately $262,000 and $580,000, respectively, pertaining to this agreement. During the three and six months ended June 30, 2021, the Company recorded research and development costs of approximately $105,000 and $301,000, respectively, pertaining to this agreement.

In January 2022, the Company entered into a Letter of Intent with Synteract, Inc. to provide contract research and development services while negotiating a Master Services Agreement for one of the Company’s drug product candidates, Voriconazole. The accounts payable due in connection with this agreement was approximately $1,034,000 as of June 30, 2022. During the three and six months ended June 30, 2022, the Company recorded research and development costs of approximately $1,073,000 and $1,299,000, respectively, pertaining to this agreement.

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

The Parties will share development costs with each party funding its fifty-percent share at specified times. In the event that one of the Parties fails to make its pro rata share payment, the other party may terminate the JDA. In lieu of terminating the JDA, the non-defaulting party may elect to continue the JDA by paying the delinquent amount and each party’s pro rata share of the JDA will automatically adjust by the amount paid. In addition, in the event Augmenta experiences a default on its required payment, Augmenta will have the one-time right to elect to require the Company to purchase Augmenta’s interest in the JDA (“Put Right”) for a one-time fee of $500,000. Upon exercise of the Put Right and payment by the Company, Augmenta will grant the Company an exclusive, worldwide, royalty-free, transferable, sublicensable license to the Augmenta antibody and Augmenta’s rights to the property developed under the JDA. The Company has determined that the likelihood of the Put Right being exercised to be remote.

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

The Company records its portion of the research and development expenses as the related expenses are incurred. All payments received or amounts due from Augmenta for reimbursement of shared costs are accounted for as an offset to research and development expense. During the three and six months ended June 30, 2022, the Company recorded research and development expenses of $36,393 and $184,273, respectively. During the three and six months ended June 30, 2021, the Company recorded research and development expenses of $449,846 and $487,946, respectively. The Company has recorded a receivable of $1,812,975 and $1,628,703 for reimbursement due from Augmenta as of June 30, 2022 and December 31, 2021, respectively.

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock

Stock Option Exercises

During the six months ended June 30, 2022, 2,037 shares of common stock were issued in connection with the exercise of stock options for total proceeds of $10,185.

At-Market-Offering

On June 10, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as agent, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $35.0 million in an “at-the-market” or ATM offering, to or through the agent. As of June 30, 2022, no shares had been sold in the ATM offering. In connection with the ATM offering, the Company has included approximately $159,000 of deferred offering costs in other assets in the condensed consolidated balance sheet as of June 30, 2022. The deferred offering costs consist of legal and accounting fees, which will be charged to additional paid-in capital upon the receipt of proceeds received under the ATM offering. As of June 30, 2022, no shares had been sold in the ATM offering. Between July 1, 2022 and August 5, 2022, the Company sold 72,096 shares of its common stock at average price of $5.92 per share resulting in net proceeds of approximately $414,273.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2022 and 2021

NOTE 7 - STOCK-BASED COMPENSATION

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

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three and six months ended June 30, 2022 and 2021 for stock options and warrants:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Research and development	$244,276	$450,085	$69,457	$136,736
General and administrative	950,805	1,922,698	671,078	1,634,214
	$1,195,081	$2,372,783	$740,535	$1,770,950

As of June 30, 2022, there was approximately $8,045,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.1 years.

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

The Company estimated the fair value stock options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of stock options issued was estimated using the following assumptions:

Six Months June 30, 2022
Weighted average exercise price	$7.13
Weighted average grant date fair value	$5.39
Assumptions
Expected volatility	90%-97%
Weighted average expected term (in years)	6.3-10.0
Risk-free interest rate	1.79%-2.54%
Expected dividend yield	0.00%

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2022 and 2021

NOTE 7 - STOCK BASED COMPENSATION, continued

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the historical volatility for industry peers and used an average of those volatilities. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity for employee awards and the contractual term for nonemployee awards. The dividend yield considers that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future. The Company uses the closing stock price on the date of grant as the fair value of the common stock

The following table summarizes stock option activity during the six months ended June 30, 2022:

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2022	2,893,839	$6.48	8.05	$9,932,413
Granted	130,000	7.13	—	—
Exercised	(2,037)	5.00	—	—
Cancelled	(25,249)	7.99	—	—
Outstanding at June 30, 2022	2,996,553	$6.47	7.64	$3,206,962
Exercisable at June 30, 2022	1,560,081	$5.03	7.00	$2,621,336

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock. The intrinsic value of the options exercised during 2022 was approximately $4,000.

Option Modification

Effective March 21, 2022, one of the members of the Company’s board of directors, Dr. Brian Windsor, resigned. As part of his resignation from the board of directors, modifications were made to Dr. Windsor’s vested and non-vested stock option awards including acceleration of certain non-vested option awards and the extension of the post-termination exercise period of certain stock option awards. During the six months ended June 30, 2022, in accordance with ASC Topic 718, Compensation—Stock Compensation, the Company recorded a one-time, non-cash incremental compensation expense net of the required reversal of previously recognized compensation attributed to non-vested shares in the amount of approximately $339,000, which is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Warrants

On June 7, 2022, the Company issued a five-year warrant to purchase 25,000 shares of common stock at $5.70 per share to a consultant. The fair value of the warrant on the grant date was estimated using the Black-Scholes-Merton option pricing model with a common stock value of $5.74 per share, a contractual life of 5.0 years, a dividend yield of 0%, volatility of 96.87% and an assumed risk-free interest rate of 2.99%. The warrant is immediately exercisable. The fair value of the warrant was determined to be approximately $107,000 and was recorded in general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2022.

In determining the fair value for warrants, the expected life of the Company’s warrants was determined using the contractual life. The methodology in determining all other inputs to calculate the fair value utilizing the Black-Scholes-Merton option pricing model is the same as the stock option methodology described above for stock options.

NOTE 8 - SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2022 through the filing date of this Quarterly Report. Based on its evaluation, nothing other than the events included in the notes to the condensed consolidated financial statements need to be disclosed.

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

As of the date of this report, we have three product candidates under development, TFF Voriconazole Inhalation Powder, or TFF Vori; TFF Tacrolimus Inhalation Powder, or TFF Tac-Lac; and TFF Niclosamide Inhalation Powder, or TFF Niclo. In July 2020, we completed Phase I human clinical trials of our lead product, TFF Vori, and completed a Phase 1b clinical trial of TFF Vori in asthma patients in the first quarter of 2022. Dosing of TFF Vori in patients with invasive pulmonary aspergillosis in a Phase 2 clinical trial is expected to begin in 2022 and we anticipate interim readouts later in the year. Dosing of a patient in a Compassionate Use Study commenced in the first quarter of 2022 for a lung transplant patient with a pulmonary fungal infection. In September 2021, we completed Phase 1 human clinical trials of our TFF Tac-Lac product in Australia. Dosing of TFF Tac-Lac in lung transplant patients in a Phase 2 clinical trial is expected to begin in 2022 and we anticipate interim readouts later in the year. In November 2021, we commenced dosing of TFF Niclosamide in a Phase 1 human clinical trial in Canada and completed dosing the Phase 1 trial in January 2022. We have not progressed the development of any other of our drug candidates to human clinical trials and our efforts have focused on the formulation, early-stage animal testing and formal toxicology studies of our initial drug candidates in preparation for our first clinical trials.

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

We intend to initially focus on the development of inhaled dry powder drugs for the treatment of pulmonary diseases and conditions. While the TFF platform was designed to improve solubility of poorly water-soluble drugs generally, the researchers at the University of Texas at Austin, or UT, found that the technology was particularly useful in generating dry powder particles with properties which allow for superior inhalation delivery, especially to the deep lung, which is an area of extreme interest in respiratory medicine. We believe that our TFF platform can significantly increase the number of pulmonary drug products that can be delivered by way of breath-actuated inhalers, which are generally considered to be the most effective and patient-friendly means of delivering medication directly to the lungs. Our dry powder drug products will be designed for use with dry powder inhalers, which are generally considered to be the most effective of all breath-actuated inhalers. We plan to focus on developing inhaled dry powder formulations of existing off-patent drugs intended for lung diseases and conditions, which we believe includes dozens of potential drug candidates, many of which have a potential market ranging from $100 million to over $500 million.

We intend to initially focus on the development of the following product candidates:

●	TFF Vori is an inhaled dry powder version of Voriconazole, generally considered to be the best antifungal drug used to treat and prevent invasive pulmonary aspergillosis, or IPA, a severe fungal pulmonary disease with a mortality rate that can reach 90% in some patient populations. In October 2019, we submitted to the U.S. Food and Drug Administration, or FDA, an Investigational New Drug Application, or IND, for our TFF Vori product and initiated our Phase I human clinical trials in November 2019. In July 2020, we completed Phase I human clinical trials of TFF Vori, and completed the enrollment of a Phase 1b clinical trial of TFF Vori in asthma patients in December 2021. Dosing of TFF Vori in patients with invasive pulmonary aspergillosis in a Phase 2 clinical trial is expected to begin in 2022 and we anticipate interim readouts later in the year. We believe, and our clinical testing to date confirms, that our TFF platform can be used to formulate a dry powder version of Voriconazole, which is no longer subject to patent protection. Voriconazole is currently marketed in Australia, Europe and the U.S. as Vfend®. As of the date of this report, the Clinical Practice Guidelines released by the Infectious Diseases Society of America recommend Voriconazole as first-line monotherapy for IPA. However, since the registration of Vfend in Europe and the U.S. in 2002, several studies have examined the exposure-response relationship with Voriconazole, identifying a relationship between low Voriconazole exposure and higher rates of treatment failure, as well as a higher propensity for toxicity at higher exposures. We believe a TFF prepared dry powder formulation of Voriconazole administered directly to the lungs can maximize both the prophylactic value for immunocompromised patients susceptible to IPA and the treatment value of patients suffering from acute and chronic IPA. We also believe our dry powder drug formulation would benefit patients by providing the drug at the “port of entry” of invasive fungal infections, while also reducing or eliminating the unpleasant and potentially fatal side effects associated with Voriconazole and other last line antifungals.

●	TFF Tac-Lac is an inhaled dry powder version of tacrolimus, an immunosuppressive drug used in transplant medicine. Prograf® tacrolimus is currently the second most commonly administered immunosuppressive drug used in solid organ transplants, despite what we believe to be the many challenges for patients and physicians when used for extended periods. Prograf tacrolimus can cause toxicity in the kidneys, particularly when used in high doses that are required for effective immunosuppression in the lung. Tacrolimus is no longer under patent protection, and we intend to develop a dry powder version suitable for use with a dry powder inhaler. Because our dry powder version would provide for a high local lung concentration without the typical systemic toxicity frequently experienced with oral dosage form immunosuppressants, we believe our drug candidate should have a high likelihood of success in competing in the immunosuppressant market for lung and heart/lung transplants. In September 2021, we completed Phase 1 human clinical trials of our TFF Tac-Lac product in Australia. As of the date of this report, dosing of TFF Tac-Lac in lung transplant patients in a Phase 2 clinical trial is expected to begin in 2022 and we anticipate interim readouts later in the year. We intend to submit to the FDA an IND for TFF Tac-Lac in 2022.

●	TFF Niclosamide is an inhaled dry powder formulation of Niclosamide. Niclosamide has been used to treat tapeworm infections in humans since the 1960s and was recently reported to be one of the most potent approved drugs in screens for antiviral activity against the SARS-CoV2 virus that causes the COVID-19 disease, including the UK B.1.1.7 and South African B.1.351 variants. Early testing confirmed that our TFF platform can be used to formulate a dry powder version of Niclosamide, which is no longer subject to patent protection. We believe a TFF prepared dry powder formulation of Niclosamide administered directly to the lungs can maximize both the prophylactic value for persons exposed to COVID-19 and for the treatment of patients with COVID-19 infections at risk for serious disease complications. TFF has also obtained the rights to a novel formulation that may enhance the bioavailability of Niclosamide through oral delivery under our license from the University of Texas. Orally delivered Niclosamide has shown promise for the treatment of COVID -19 and various forms of cancer. On August 12, 2020, we entered into a licensing and collaboration agreement with UNION therapeutics A/S in which UNION acquired an option to obtain a worldwide exclusive license for the TFF technology in combination with Niclosamide In the first quarter of 2022, we completed the database lock for the Phase 1 trial of TFF Niclosamide.

●	TFF mAb therapies is intended to be a dry powder formulation of a COVID-19 monoclonal antibody therapy. On November 1, 2020, the Company entered into a joint development and collaboration agreement (the “Agreement”) with Augmenta Bioworks, Inc. (“Augmenta”) pursuant to which the parties have agreed to collaborate on the joint development of novel commercial products incorporating Augmenta’s human-derived monoclonal antibodies (“mAbs”) for potential COVID-19 therapeutics. Under the terms of the Agreement, both companies will collaborate to develop one or more commercial therapeutics utilizing the Company’s Thin-Film Freezing technology to manufacture dry powder formulations of Augmenta’s mAbs for inhalation delivery directly to the lungs of patients. As of the date of this report, we have conducted formulation and testing of a dry powder form of an Augmenta mAb. We are currently assessing the results and our go-forward plans, including the possibility of the further formulation and testing one or more different Augmenta mAbs.

We have identified a number of additional drug candidates that show promise upon initial evaluation, including dry powder formulations of:

●	Cannabidiol, or CBD, a controlled substance as defined in the federal Controlled Substances Act of 1970 that is reported to be used by some for the treatment of various epilepsy syndromes as well as anxiety, insomnia, and different types of pain. We are in the early stages of developing an inhaled dry powder form of CBD that could be used to support or to treat a variety of health issues that may benefit from CBD administration.

●	Vaccines containing aluminum salts, which make up approximately 35% of all vaccines. Aluminum salts are incorporated into many vaccine formulations as an adjuvant, which is a substance added to vaccines to enhance the immune response of vaccinated individuals. A major limitation with these vaccines is that they are fragile and to maintain their efficacy they must be formulated as liquid suspensions and kept in a cold chain (2 – 8°C) during transport and storage, which is burdensome and expensive. We have conducted drug and performance characterization activities of certain TFF formulated salt containing vaccines, which suggest that the salt containing vaccines can be successfully converted from liquid suspension into dry powder, and then later be reconstituted at the time of use without causing a decrease in efficacy. Furthermore, TFF has evaluated formulation and delivery of vaccines that do not contain aluminum salts and reported positive animal data for a universal influenza candidate vaccine formulation in collaboration with the University of Georgia. In addition, TFF and USAMRIID have a CRADA agreement to evaluate monoclonal antibody vaccines to prevent a number of viral infections. We are also collaborating with Albert Einstein College of Medicine on certain VSV vaccine candidates.

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

On June 10, 2022, we entered into an Open Market Sale Agreement with Jefferies LLC, as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $35.0 million in an “at-the-market” or ATM offering, to or through the agent. As of June 30, 2022, no shares had been sold in the ATM offering. Between July 1, 2022 and August 5, 2022, we sold 72,096 shares of our common stock at average price of $5.92 per share resulting in net proceeds of approximately $414,273.

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

The following table summarizes our results of operations with respect to the items set forth below for the three months ended June 30, 2022 and 2021 together with the percentage change for those items.

	Three months ended June 30,
	2022	2021	Increase (Decrease)	Change
Grant revenue	$28,004	$1,850	$26,154	1,414%
Research and development expense	$5,110,805	$2,762,170	$2,348,635	85%
General and administrative expense	3,690,010	2,351,007	1,339,003	57%
Total operating expense	$8,800,815	$5,113,177	$3,687,638	72%

We have entered into feasibility and material transfer agreements with third parties that provide us with funds in return for certain research and development activities. During the three months ended June 30, 2022 and 2021, we recognized $28,004 and $1,850, respectively, of grant revenue.

During the three months ended June 30, 2022 and 2021, we incurred $5.1 million and $2.8 million of research and development expenses and $3.7 million and $2.4 million of general and administrative expenses, respectively.

The change in research and development expenses during 2022 was mainly due to increased clinical expenses of approximately $1.8 million related to Niclosamide, TFF Vori and TFF Tac-Lac, increased payroll and related expense of approximately $289,000 and increased stock-based compensation of approximately $175,000, offset by a decrease in manufacturing costs of approximately $102,000 (which includes a decrease of approximately $374,000 in manufacturing expense related to the Augmenta monoclonal antibody), and a decrease in preclinical expenses of approximately $148,000. The change in research and development expenses also includes our preliminary analysis and testing of dry powder formulations of several drugs and vaccines owned or licensed by third parties we believe may lead to the out-licensing of our TFF technology for the development of dry powder product candidates. We expect our spending on research and development activities to increase in upcoming quarters due primarily to clinical trial activity.

The increase in general and administrative expenses in 2022 from the prior year was mainly a result of increases in insurance and investor relation expenses of approximately $464,000, consulting and business development expenses of approximately $299,000, stock-based compensation expenses of approximately $280,000 and payroll and related expenses of approximately $95,000. While we expect our general and administrative expenses to continue to increase over the next few years, we anticipate the rate of increase has begun to decrease.

The following table summarizes our other income and interest income for the three months ended June 30, 2022 and 2021 together with the percentage change for those items.

	Three months ended June 30,
	2022	2021	Increase (Decrease)	Change
Other income	$20,606	$441,546	$(420,940)	(95)%
Interest income	$5,880	$14,069	$(8,189)	(58)%

Other income consists of refundable United States Internal Revenue Services and Australian research and development incentive program payments for expenditures incurred during 2020. Interest income decreased during fiscal 2022 due to lower balances in interest-bearing accounts.

We incurred a net loss of $8.7 million and $4.7 million for the three months ended June 30, 2022 and 2021, respectively.

The following table summarizes our results of operations with respect to the items set forth below for the six months ended June 30, 2022 and 2021 together with the percentage change for those items.

	Six months ended June 30,
	2022	2021	Increase (Decrease)	Change
Grant revenue	$95,439	$26,165	$69,274	265%
Research and development expense	$10,372,409	$8,040,422	$2,331,987	29%
General and administrative expense	6,936,205	4,998,422	1,937,783	39%
Total operating expense	$17,308,614	$13,038,844	$4,469,770	33%

We have entered into feasibility and material transfer agreements with third parties that provide us with funds in return for certain research and development activities. During the six months ended June 30, 2022 and 2021, we recognized $95,439 and $26,165, respectively, of grant revenue.

During the six months ended June 30, 2022 and 2021, we incurred $10.4 million and $8.0 million of research and development expenses and $6.9 million and $5.0 million of general and administrative expenses, respectively.

The change in research and development expenses during 2022 was mainly due to increased clinical expenses of approximately $2.9 million related to Niclosamide, TFF Vori and TFF Tac-Lac, manufacturing costs of approximately $197,000 (after giving effect to a decrease of approximately $302,000 in manufacturing expenses related to the Augmenta monoclonal antibody), payroll and related expense of approximately $580,000 and stock-based compensation of approximately $313,000, offset by a decrease in preclinical expenses of approximately $2.0 million. The change in research and development expenses also includes our preliminary analysis and testing of dry powder formulations of several drugs and vaccines owned or licensed by third parties we believe may lead to the out-licensing of our TFF technology for the development of dry powder product candidates. We expect our spending on research and development activities to increase in upcoming quarters due primarily to clinical trial activity.

The increase in general and administrative expenses in 2022 from the prior year was mainly a result of increases in insurance and investor relation expenses of approximately $987,000, payroll and related expenses of approximately $185,000, consulting and business development expenses of approximately $152,000 and stock-based compensation expense of approximately $288,000. While we expect our general and administrative expenses to continue to increase over the next few years, we anticipate the rate of increase has begun to decrease.

The following table summarizes our other income and interest income for the six months ended June 30, 2022 and 2021 together with the percentage change for those items.

	Six months ended June 30,
	2022	2021	Increase (Decrease)	Change
Other income	$77,783	$672,824	$(595,041)	(88)%
Interest income	$13,065	$29,568	$(16,503)	(56)%

Other income consists of refundable United States Internal Revenue Services and Australian research and development incentive program payments for expenditures incurred during 2020. Interest income decreased during fiscal 2022 due to lower balances in interest-bearing accounts.

We incurred a net loss of $17.1 million and $12.3 million for the six months ended June 30, 2022 and 2021, respectively.

Financial Condition

As of June 30, 2022, we had total assets of approximately $27.9 million and working capital of approximately $21.4 million. As of June 30, 2022, our liquidity included approximately $20.9 million of cash and cash equivalents. On June 10, 2022, we entered into an Open Market Sale Agreement with Jefferies LLC, as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $35.0 million in an “at-the-market” or ATM offering, to or through the agent. We believe that our cash on-hand, along with the expected proceeds from its ATM offering commenced in June 2022, is sufficient to fund our proposed operating plan for, at least, the 12 months following the date of this report. However, as of the date of this report, we believe that we will need additional capital to fund our operations through to the marketing approval for TFF Vori and TFF Tac-Lac, assuming such approval can be obtained at all, and to engage in the substantial development of any other of our drug candidates, such as formulation, early-stage animal testing and formal toxicology studies. If we encounter unforeseen delays or expenses, we may require additional capital in order to fund our current level of ongoing costs over the next twelve months. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and co-development and joint ventures with industry partners, with a preference towards licensing fees for our technology and co-development and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds, including any potential funds through our ATM offering, will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

Critical Accounting Policies

During the six months ended June 30, 2022, there were no material changes to our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. There were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 24, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5 Other Information

Malcolm Fairbairn resigned from our Board of Directors effective as of August 10, 2022.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.1	Amended and Restated Patent License Agreement dated April 20, 2022 between the Registrant and The University of Texas at Austin	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2022

10.2	Open Market Sale Agreement dated as of June 10, 2022 between the Company and Jefferies LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 10, 2022

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	Inline XBRL Instance Document.	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TFF PHARMACEUTICALS, INC.

Date: August 11, 2022	By:	/s/ Glenn Mattes
Glenn Mattes,
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Kirk Coleman
Kirk Coleman,
Chief Financial Officer
(Principal Financial Officer)