Form 10-Q
period 2022-09-30
TFF Pharmaceuticals, Inc.
filed 2022-11-14
CIK 1733413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

The number of shares of the registrant’s common stock outstanding as of November 7, 2022 was 25,518,084.

TFF PHARMACEUTICALS, INC.

i

CAUTIONARY NOTICE

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Item 1A Risk Factors in this Quarterly Report on Form 10-Q. These risks include, but are not limited to the following:

●	We are a clinical-stage biopharmaceutical company with limited operating history.

●	We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future.

●	We expect we will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

●	Our business model is entirely dependent on certain patent rights licensed to us from the University of Texas at Austin, and the loss of those license rights would, in all likelihood, cause our business, as presently contemplated, to fail.

●	Our business model includes the licensing of our TFF Platform to other pharmaceutical companies, however technology licensing in the pharmaceutical industry is a lengthy process and subject to several risks and factors outside of our control, and we cannot forecast our ability to successfully license our technology or the length of time it takes to establish a new licensing relationship.

●	Our business may be adversely affected by the recent COVID-19 outbreak.

●	We currently have no sales and marketing organization. If we are unable to establish satisfactory sales and marketing capabilities or secure a third-party sales and marketing relationship, we may not be able to successfully commercialize any of our product candidates.

●	We will be completely dependent on third parties to manufacture our product candidates, and the c commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

●	Our business operations could suffer in the event of information technology systems’ failures or security breaches.

●	Sales of counterfeit versions of our product candidates, as well as unauthorized sales of our product candidates, may have adverse effects on our revenues, business, results of operations and damage our brand and reputation.

●	Our success is entirely dependent on our ability to obtain the marketing approval for our product candidates by the FDA and the regulatory authorities in foreign jurisdictions in which we intend to market our product candidates, of which there can be no assurance.

●	Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome.

●	Even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from its sales, if any, may be limited.

●	Even if we obtain marketing approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates.

●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

●	Even though we may apply for orphan drug designation for a product candidate, we may not be able to obtain orphan drug marketing exclusivity.

●	Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

●	Any termination or suspension of, or delays in the commencement or completion of, any necessary studies of any of our product candidates for any indications could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

●	Third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues.

●	Any product candidates we develop that incorporate CBD will be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

●	The passage of the 2018 Farm Bill will impact our development of a dry powder version of CBD.

●	We are dependent on rights to certain technologies licensed to us. We do not have complete control over these technologies and any loss of our rights to them could prevent us from selling our product candidates.

●	It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

●	Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.

●	We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

●	The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment.

●	If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

●	Future capital raises may dilute your ownership and/or have other adverse effects on our operations.

●	We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

●	We have not paid dividends in the past and have no immediate plans to pay dividends.

●	We may be at an increased risk of securities class action litigation.

●	Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

●	Our certificate of incorporation and amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TFF PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,147,090	$33,794,672
Receivable due from collaboration agreement	1,812,975	1,628,703
Research and development tax incentive receivable	949,168	966,646
Prepaid assets and other current assets	1,069,761	2,447,930
Total current assets	16,978,994	38,837,951
Operating lease right-of-use asset, net	214,264	-
Property and equipment, net	3,026,466	1,859,860
Other assets	7,688	-
Total assets	$20,227,412	$40,697,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,634,024	$1,493,842
Accrued compensation	-	416,910
Deferred research grant revenue	362,710	50,000
Current portion of operating lease liability	79,838	-
Total current liabilities	2,076,572	1,960,752
Operating lease liability, net of current portion	128,314	-
Total liabilities	2,204,886	1,960,752

Commitments and contingencies (see Note 4)

Stockholders’ equity:
Common stock; $0.001 par value, 45,000,000 shares authorized; 25,518,084 and 25,371,781 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	25,518	25,372
Additional paid-in capital	107,922,543	104,078,968
Accumulated other comprehensive loss	(210,347)	(48,921)
Accumulated deficit	(89,715,188)	(65,318,360)
Total stockholders’ equity	18,022,526	38,737,059
Total liabilities and stockholders’ equity	$20,227,412	$40,697,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Grant revenue	$87,586	$50,000	$183,025	$76,165
Operating expenses:
Research and development	4,025,940	6,339,993	14,360,293	14,380,415
General and administrative	3,342,266	2,387,585	10,238,744	7,386,007
Total operating expenses	7,368,206	8,727,578	24,599,037	21,766,422

Loss from operations	(7,280,620)	(8,677,578)	(24,416,012)	(21,690,257)

Other income (expense):
Other income	-	(13,129)	-	659,695
Interest income	6,119	12,051	19,184	41,619
Total other income (expense), net	6,119	(1,078)	19,184	701,314

Net loss	$(7,274,501)	$(8,678,656)	$(24,396,828)	$(20,988,943)

Net loss per share, basic and diluted	$(0.29)	$(0.34)	$(0.96)	$(0.85)
Weighted average common shares outstanding, basic and diluted	25,451,691	25,371,781	25,399,352	24,635,350

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss	$(7,274,501)	$(8,678,656)	$(24,396,828)	$(20,988,943)
Other comprehensive loss:
Foreign currency translation adjustments	(103,226)	(53,498)	(161,426)	(118,790)
Comprehensive loss	$(7,377,727)	$(8,732,154)	$(24,558,254)	$(21,107,733)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2022	25,371,781	$25,372	$104,078,968	$(48,921)	$(65,318,360)	$38,737,059

Stock-based compensation	-	-	1,177,702	-	-	1,177,702
Foreign currency translation adjustment	-	-	-	47,234	-	47,234
Net loss	-	-	-	-	(8,376,002)	(8,376,002)
Balance, March 31, 2022	25,371,781	25,372	105,256,670	(1,687)	(73,694,362)	31,585,993
Issuance of common stock for stock option exercises	2,037	2	10,183	-	-	10,185
Stock-based compensation	-	-	1,195,081	-	-	1,195,081
Foreign currency translation adjustment	-	-	-	(105,434)	-	(105,434)
Net loss	-	-	-	-	(8,746,325)	(8,746,325)
Balance, June 30, 2022	25,373,818	25,374	106,461,934	(107,121)	(82,440,687)	23,939,500
Sale of common stock, net of offering costs	104,011	104	404,451	-	-	404,555
Issuance of common stock for stock option exercises	40,255	40	100,597	-	-	100,637
Stock-based compensation	-	-	955,561	-	-	955,561
Foreign currency translation adjustment	-	-	-	(103,226)	-	(103,226)
Net loss	-	-	-	-	(7,274,501)	(7,274,501)
Balance, September 30, 2022	25,518,084	$25,518	$107,922,543	$(210,347)	$(89,715,188)	$18,022,526

Balance, January 1, 2021	22,534,874	$22,535	$71,648,453	$(51,538)	$(34,279,648)	$37,339,802

Sale of common stock, net of offering costs	2,140,000	2,140	28,021,424	-	-	28,023,564
Issuance of common stock for stock option exercises	244,656	245	655,008	-	-	655,253
Issuance of common stock for warrant exercises	444,751	444	179,768	-	-	180,212
Stock-based compensation	-	-	1,030,415	-	-	1,030,415
Foreign currency translation adjustment	-	-	-	(37,958)	-	(37,958)
Net loss	-	-	-	-	(7,654,575)	(7,654,575)
Balance, March 31, 2021	25,364,281	25,364	101,535,068	(89,496)	(41,934,223)	59,536,713
Additional offering costs related to the sale of common stock	-	-	(8,545)	-	-	(8,545)
Issuance of common stock for stock option exercises	7,500	8	34,492	-	-	34,500
Stock-based compensation	-	-	740,535	-	-	740,535
Foreign currency translation adjustment	-	-	-	(27,334)	-	(27,334)
Net loss	-	-	-	-	(4,655,712)	(4,655,712)
Balance, June 30, 2021	25,371,781	25,372	102,301,550	(116,830)	(46,589,935)	55,620,157
Stock-based compensation	-	-	856,594	-	-	856,594
Foreign currency translation adjustment	-	-	-	(53,498)	-	(53,498)
Net loss	-	-	-	-	(8,678,656)	(8,678,656)
Balance, September 30, 2021	25,371,781	$25,372	$103,158,144	$(170,328)	$(55,268,591)	$47,744,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(24,396,828)	$(20,988,943)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	3,328,344	2,627,544
Depreciation and amortization	267,311	34,426
Changes in operating assets and liabilities:
Receivable due from collaboration agreement	(184,272)	(831,061)
Research and development tax incentive receivable	(103,307)	(1,168,553)
Prepaid assets and other assets	1,433,966	1,407,862
Accounts payable	148,657	269,433
Accrued compensation	(416,910)	-
Deferred revenue	312,710	(24,315)
Operating lease obligation	(29,869)	-

Net cash used in operating activities	(19,640,198)	(18,673,607)

Cash flows from investing activities:
Purchases of property and equipment	(1,410,159)	(741,853)
Net cash used in investing activities	(1,410,159)	(741,853)

Cash flows from financing activities:
Net proceeds from issuance of common stock	404,555	28,015,019
Proceeds from issuance of common stock for stock option exercises	10,185	689,753
Proceeds from issuance of common stock for warrant exercises	-	180,212

Net cash provided by financing activities	414,740	28,884,984

Effect of exchange rate changes on cash and cash equivalents	(11,965)	(54,586)

Net change in cash and cash equivalents	(20,647,582)	9,414,938

Cash and cash equivalents at beginning of period	33,794,672	35,300,805

Cash and cash equivalents at end of period	$13,147,090	$44,715,743

Supplemental disclosure of non-cash investing and financing activities:
Receivable for option exercise	$100,637	$-
Cashless exercise of warrants	$-	$416
ROU asset obtained under for new operating lease	$238,021	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2022 and 2021

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

TFF Pharmaceuticals, Inc. (the “Company”) was incorporated in the State of Delaware on January 24, 2018. The Company’s initial focus is on the development of inhaled dry powder drugs to enhance the treatment of pulmonary diseases and conditions. In December 2019, the Company established a wholly owned Australian subsidiary, TFF Pharmaceuticals Australia Pty Ltd (“TFF Australia”), in order to conduct clinical research. TFF Pharmaceuticals, Inc., along with TFF Australia, are collectively referred to as the “Company”. The Company is in the development stage and is devoting substantially all of its efforts toward technology research and development and the human clinical trials of its initial product candidates.

NOTE 2 – LIQUIDITY AND MANAGEMENT’S PLANS

For the three and nine months ended September 30, 2022, the Company reported a net loss of $7.3 million and $24.4 million, respectively, and negative cash flow from operations for the nine months ended September 30, 2022 of $19.6 million. The Company had an accumulated deficit of $89.7 million and cash and cash equivalents of $13.1 million as of September 30, 2022. The Company has not generated revenues from commercial operations since inception and expects to continue incurring losses for the foreseeable future and needs to raise additional capital to continue the pursuit of its product development. On June 10, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as agent, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $35.0 million in an “at-the-market” (“ATM”) offering, to or through the agent. Through September 30, 2022, the Company sold 104,011 shares of its common stock at average price of $5.96 per share resulting in net proceeds of approximately $405,000, after deducting sales agent commissions and offering expenses.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2022 and 2021

NOTE 2 – LIQUIDITY AND MANAGEMENT’S PLANS (continued)

The Company expects to further increase its research and development activities, which will increase the amount of cash utilized subsequent to September 30, 2022. Specifically, the Company expects increased spending on research and development activities and higher payroll expenses as it hires additional professional and scientific staff and continues to prepare for anticipated manufacturing activities. If the Company encounters unforeseen delays or expenses, it has the ability to curtail its presently planned level of operations. The Company plans to seek additional funding through various financing sources, including the sale of its equity and/or debt securities, and/or licensing fees for its technology and co-development and joint ventures with industry partners. The Company believes that its current cash and cash equivalents, and its access to capital through the sale of its equity securities, including the ATM offering, are sufficient to fund its present plan of operations for the next 12 months from the date of filing of these condensed consolidated financial statements. In addition, the Company will consider alternatives to its current business plan that may enable it to achieve its product development goals with a smaller amount of capital.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2022 and the results of operations, changes in stockholders’ equity and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period classification. Amounts received from the United States Internal Revenue Service (“IRS”) for payroll tax credits have been reclassified from other income to operating expenses in the condensed consolidated statements of operations to net the amounts with the related expense that was incurred with no changes in the previously reported net losses.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2022 and 2021

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Principles of Consolidation

The consolidated financial statements include the accounts of TFF Pharmaceuticals, Inc. and its wholly owned subsidiary, TFF Australia. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company maintains its operating accounts in financial institutions in the U.S. and in Australia. The balances are insured up to specified limits. At times, the Company’s cash balances may be uninsured for deposit accounts that exceed insured limits. The Company has not experienced any losses on such accounts. The Company’s cash is maintained in checking accounts and money market funds with maturities of less than three months when purchased, which are readily convertible to known amounts of cash, and which in the opinion of management are subject to insignificant risk of loss in value. As of September 30, 2022 and December 31, 2021, the Company had cash in Australia of AUD$59,664 (US$38,376) and AUD$831,984 (US$604,944), respectively.

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

Funds received from the Feasibility Agreements are recorded as revenue as the Company is the principal participant in the arrangement because the activities under the Feasibility Agreements are part of the Company’s development programs. In those instances where the Company first receives consideration in advance of providing underlying services, the Company classifies such consideration as deferred revenue until (or as) the Company provides the underlying services. In those instances where the Company first provides the underlying services prior to its receipt of consideration, the Company records a grant receivable. During the three months ended September 30, 2022 and 2021, the Company rendered the related services and recognized revenue and research and development expenses of $87,586 and $50,000, respectively. During the nine months ended September 30, 2022 and 2021, the Company rendered the related services and recognized revenue and research and development expenses of $183,025 and $76,165, respectively. As of September 30, 2022 and December 31, 2021, the Company had receivables due related to Feasibility Agreements of $232,296 and $11,996, respectively, which is included in prepaid assets and other current assets in the accompanying condensed consolidated balance sheets, and deferred grant revenue of $362,710 and $50,000, respectively.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2022 and 2021

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

Research and Development Tax Incentive

The Company is eligible to obtain a cash refund from the Australian Taxation Office for eligible research and development expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Company recognizes the Australian Tax Incentive when there is reasonable assurance that the cash refund will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured. During the year ended December 31, 2021, the Company received its first cash refund under the Australian Tax Incentive, which was for expenditures incurred during 2020. Therefore, the Company recorded amounts received, or that it expects to receive, for expenditures incurred during 2020 as other income in the condensed consolidated statements of operations during the period ended September 30, 2021.

As the Company has determined that it has reasonable assurance that it will receive the cash refund for eligible research and development expenditures, beginning with expenditures incurred during the year ended December 31, 2021, the Company records the Australian Tax Incentive as a reduction to research and development expenses as the Australian Tax Incentive is not dependent on the Company generating future taxable income, the Company’s ongoing tax status, or tax position. At each period end, management estimates the refundable tax offset available to the Company based on available information at the time. This percentage of eligible research and development expenses reimbursable under the Australian Tax Incentive is 43.5% for the periods ended September 30, 2022 and 2021. In addition, the Company is also eligible to receive amounts from the IRS related to research and development tax credits for expenditures.

The research and development incentive receivable represents amounts due in connection with the Australian Tax Incentive and from the IRS. The Company has recorded a research and development tax incentive receivable of $949,168 and $966,646 as of September 30, 2022 and December 31, 2021, respectively, in the condensed consolidated balance sheets. The Company recorded other income (expense) of $(13,129) and $659,695, in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively, related to refundable research and development incentive program payments for expenditures incurred during 2020. The Company recorded a reduction to research and development expenses of $25,544 and $103,307 during the three and nine months ended September 30, 2022, respectively, and $219,520 and $735,927 during the three and nine months ended September 30, 2021, respectively.

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

For The Three and Nine Months Ended September 30, 2022 and 2021

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

For the nine months ended September 30, 2022 and 2021, the Company had the following potential common stock equivalents outstanding which were not included in the calculation of diluted net loss per common share because inclusion thereof would be anti-dilutive:

	Nine Months Ended September 30,
	2022	2021
Stock Options	2,866,439	2,723,339
Warrants	414,233	389,233
	3,280,672	3,112,572

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

Risks and Uncertainties

In December 2019, COVID-19, a novel strain of coronavirus, was first identified in China. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the virus has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

Potential impacts to the Company’s business include, but are not limited to, temporary closures of facilities of its vendors, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments, preclinical studies, clinical trials, third-party manufacturing supply and other operations, the supply of comparator products, the potential diversion of healthcare resources and staff away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the U.S. Food and Drug Administration or other regulatory authorities, and the Company’s ability to raise capital and conduct business development activities.

The Company has experienced COVID-19 related delays in its Phase 2 clinical trials for TFF Voriconazole Inhalation Powder (“TFF Vori”) and TFF Tacrolimus Inhalation Powder (“TFF Tac-Lac”). While the Company believes it will be able to effectively manage the delays, there can be no assurance that its operations, including the development of its drug candidates, will not be disrupted or materially adversely affected in the future by the COVID-19 pandemic or an epidemic or outbreak of an infectious disease like the outbreak of COVID-19.

Recent Accounting Standards

There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the nine months ended September 30, 2022 that are of significance or potential significance to the Company.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In October 2018, the Company entered into a lease agreement for office space in Doylestown, Pennsylvania. The lease commenced on October 15, 2018 and expires on October 31, 2023, as amended. The lease has an additional one-year option for renewal, and the base rent is $36,000 per year through October 31, 2022 and increases to $37,080 per year through October 31, 2023. The Company has determined that the lease agreement is considered a short-term lease under ASC 842 and has not recorded a right-of-use asset or liability. The Company rents another office space on a month-to-month basis with no long-term commitment, which is considered a short-term lease as well. In May 2022, the Company entered into a lease agreement for lab space in Austin, Texas. The lease commenced on June 1, 2022 and expires on May 31, 2025. The lease has an additional three-year option for renewal, which the Company has determined it is not reasonably certain to exercise.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2022 and 2021

NOTE 4 - COMMITMENTS AND CONTINGENCIES, continued

Supplemental balance sheet information related to leases was as follows:

September 30, 2022
Operating leases:
Operating lease right-of-use assets	$214,264

Operating lease liability – current portion	$79,838
Operating lease liability – long-term portion	128,314
Total operating lease liabilities	$208,152

Supplemental lease expense related to leases was as follows:

	Statement of Operations	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Lease	Classification	2022	2021	2022	2021
Operating lease cost	Research and development	$22,275	$-	$29,700	$-
Short-term lease cost	Research and development	6,244	11,000	18,733	27,000
Short-term lease cost	General and administrative	21,000	9,000	62,659	27,000

Total lease expense		$49,519	$20,000	$111,092	$54,000

Other information related to operating leases:

September 30, 2022
Weighted-average remaining lease term	2.7 years
Weighted-average discount rate	8%

Supplemental cash flow information related to operating leases was as follows:

	For The Nine Months Ended September 30,
	2022	2021
Cash paid for operating lease liabilities	$29,869	$-

Approximate future minimum lease payments under non-cancellable leases (including short-term leases) are as follows:

Fiscal Year Ending December 31,
2022 (Remaining)	$24,000
2023	119,000
2024	91,000
2025	38,000
Total minimum lease payments	272,000
Less: Imputed interest	(23,000)
Total	$249,000

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

For The Three and Nine Months Ended September 30, 2022 and 2021

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

In May 2018, the Company entered into a master services agreement and associated individual study contracts with ITR Canada, Inc. (“ITR”) to provide initial contract pre-clinical research and development services for the Company’s drug product candidates. In January 2019, the Company cancelled all of the individual study contracts with ITR and entered into contracts with 11036114 Canada Inc. (initially dba VJO Non-Clinical Development and now dba Strategy Point Innovations (“SPI”)) and 11035835 Canada Inc., (dba Periscope Research) to complete additional pre-clinical research and development services in order to take advantage of eligible Canadian Tax Credits. The services related to the contract with SPI were sub-contracted to ITR and others under substantially the same terms as the initial contract with ITR. Desire Ventures, LLC facilitates the invoicing for the various affiliates. The accounts payable due in connection with this agreement was $0 as of both September 30, 2022 and December 31, 2021. During the three and nine months ended September 30, 2022, the Company recorded research and development costs of approximately $41,000 and $2,358,000, respectively, pertaining to this agreement. During the three and nine months ended September 30, 2021, the Company recorded research and development costs of approximately $0 and $2,380,000, respectively, pertaining to this agreement.

In April 2019, the Company entered into a master services agreement with Irisys, LLC to provide contract manufacturing services for one of the Company’s drug product candidates, TFF Vori. The accounts payable due in connection with this agreement was approximately $0 and $21,000 as of September 30, 2022 and December 31, 2021, respectively. During the three and nine months ended September 30, 2022, the Company recorded research and development costs of approximately $209,000 and $835,000, respectively, pertaining to this agreement. During the three and nine months ended September 30, 2021, the Company recorded research and development costs of approximately $639,000 and $1,436,000, respectively, pertaining to this agreement.

In January 2020, TFF Australia entered into a master consultancy agreement with Novotech (Australia) Pty Ltd. (formally known as Clinical Network Services Pty Ltd.) to provide initial contract clinical research and development services for the Company’s drug product candidates. The accounts payable due in connection with this agreement was approximately AUD$38,000 (US$24,000) and AUD$138,000 (US$100,000) as of September 30, 2022 and December 31, 2021, respectively. During the three and nine months ended September 30, 2022, the Company recorded research and development costs of approximately AUD$87,000 (US$59,000) and AUD$550,000 (US$388,000), respectively, pertaining to this agreement. During the three and nine months ended September 30, 2021, the Company recorded research and development costs of approximately AUD$547,000 (US$402,000) and AUD$1,468,000 (US$1,113,000), respectively, pertaining to this agreement

In May 2020, TFF Australia entered into an amended clinical trial research agreement with Nucleus Network Pty Ltd. to provide a Phase I study of one of the Company’s drug candidates, TFF Tac-Lac. The accounts payable due in connection with this agreement was approximately $0 and AUD$161,000 (US$117,000) as of September 30, 2022 and December 31, 2021, respectively. During the three and nine months ended September 30, 2022, the Company did not record any research and development costs pertaining to this agreement. During the three and nine months ended September 30, 2021, the Company recorded research and development costs of approximately AUD$119,000 (US$87,000) and AUD$565,000 (US$429,000), respectively, pertaining to this agreement.

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

For The Three and Nine Months Ended September 30, 2022 and 2021

NOTE 5 - LICENSE AND AGREEMENTS, continued

In January 2021, the Company entered into a master services agreement with Experic to provide contract manufacturing services for one of the Company’s drug product candidates, TFF Vori. The accounts payable due in connection with this agreement was approximately $133,000 and $313,000 as of September 30, 2022 and December 31, 2021, respectively. During the three and nine months ended September 30, 2022, the Company recorded research and development costs of approximately $643,000 and $1,223,000, respectively, pertaining to this agreement. During the three and nine months ended September 30, 2021, the Company recorded research and development costs of approximately $735,000 and $1,036,000, respectively, pertaining to this agreement.

In January 2022, the Company entered into a Letter of Intent with Synteract, Inc. to provide contract research and development services, which was replaced by a Master Services Agreement entered into in May 2022, for one of the Company’s drug product candidates, TFF Vori. The accounts payable due in connection with this agreement was approximately $363,000 as of September 30, 2022. During the three and nine months ended September 30, 2022, the Company recorded research and development costs of approximately $800,000 and $2,099,000, respectively, pertaining to this agreement.

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

The Company records its portion of the research and development expenses as the related expenses are incurred. All payments received or amounts due from Augmenta for reimbursement of shared costs are accounted for as an offset to research and development expense. During the three and nine months ended September 30, 2022, the Company recorded research and development expenses of $0 and $184,273, respectively. During the three and nine months ended September 30, 2021, the Company recorded research and development expenses of $341,840 and $828,511, respectively. The Company has recorded a receivable of $1,812,975 and $1,628,703 for reimbursement due from Augmenta as of September 30, 2022 and December 31, 2021, respectively.

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock

Stock Option Exercises

During the nine months ended September 30, 2022, 42,292 shares of common stock were issued in connection with the exercise of stock options for total proceeds of $110,822, including $100,637 that was included in prepaid assets and other current assets as of September 30, 2022 and was received in October 2022.

At-Market-Offering

On June 10, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as agent, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $35.0 million in an ATM offering, to or through the agent. Through September 30, 2022, the Company sold 104,011 shares of its common stock at average price of $5.96 per share resulting in net proceeds of approximately $405,000, after deducting offering expenses.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2022 and 2021

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

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three and nine months ended September 30, 2022 and 2021 for stock options and warrants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$228,170	$137,549	$676,053	$274,285
General and administrative	727,391	719,045	2,652,291	2,353,259
	$955,561	$856,594	$3,328,344	$2,627,544

As of September 30, 2022, there was approximately $6,708,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 1.9 years.

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

The Company estimated the fair value stock options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of stock options issued was estimated using the following assumptions:

Nine Months September 30, 2022
Weighted average exercise price	$7.06
Weighted average grant date fair value	$5.34
Assumptions
Expected volatility	90%-97%
Weighted average expected term (in years)	6.3-10.0
Risk-free interest rate	2.41%-2.84%
Expected dividend yield	0.00%

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2022 and 2021

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

The following table summarizes stock option activity during the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2022	2,893,839	$6.48	8.05	$9,932,413
Granted	135,000	7.06	—	—
Exercised	(42,292)	2.62	—	—
Cancelled	(120,108)	7.44	—	—
Outstanding at September 30, 2022	2,866,439	$6.53	7.41	$1,186,091
Exercisable at September 30, 2022	1,770,913	$5.37	6.88	$1,138,945

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock. The intrinsic value of the options exercised during 2022 was approximately $76,000.

Option Modification

Effective March 21, 2022, one of the members of the Company’s board of directors, Dr. Brian Windsor, resigned. As part of his resignation from the board of directors, modifications were made to Dr. Windsor’s vested and non-vested stock option awards including acceleration of certain non-vested option awards and the extension of the post-termination exercise period of certain stock option awards. During the nine months ended September 30, 2022, in accordance with ASC Topic 718, Compensation—Stock Compensation, the Company recorded a one-time, non-cash incremental compensation expense net of the required reversal of previously recognized compensation attributed to non-vested shares in the amount of approximately $339,000, which is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Warrants

On June 7, 2022, the Company issued a five-year warrant to purchase 25,000 shares of common stock at $5.70 per share to a consultant. The fair value of the warrant on the grant date was estimated using the Black-Scholes-Merton option pricing model with a common stock value of $5.74 per share, a contractual life of 5.0 years, a dividend yield of 0%, volatility of 96.87% and an assumed risk-free interest rate of 2.99%. The warrant is immediately exercisable. The fair value of the warrant was determined to be approximately $107,000 and was recorded in general and administrative expenses in the condensed consolidated statements of operations during the period ended September 30, 2022.

In determining the fair value for warrants, the expected life of the Company’s warrants was determined using the contractual life. The methodology in determining all other inputs to calculate the fair value utilizing the Black-Scholes-Merton option pricing model is the same as the stock option methodology described above for stock options.

NOTE 8 - SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2022 through the filing date of this Quarterly Report. Based on its evaluation, nothing other than the events included in the notes to the condensed consolidated financial statements need to be disclosed.

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

As of the date of this report, we have three product candidates under development, TFF Voriconazole Inhalation Powder, or TFF Vori; TFF Tacrolimus Inhalation Powder, or TFF Tac-Lac; and TFF Niclosamide Inhalation Powder, or TFF Niclo. In July 2020, we completed Phase I human clinical trials of our lead product, TFF Vori, and completed a Phase 1b clinical trial of TFF Vori in asthma patients in the first quarter of 2022. A Phase 2 clinical trial of TFF Vori in patients with invasive pulmonary aspergillosis was initiated in 2022, and we anticipate reporting individual patient data in the first quarter of 2023. We have reported the positive efficacy and safety data of two patients who have been dosed with Voriconazole Inhalation Powder in a compassionate use study. In September 2021, we completed Phase 1 human clinical trials of our TFF Tac-Lac product in Australia. A Phase 2 clinical trial of TFF Tac-Lac in lung transplant patients was initiated in 2022 and we anticipate reporting individual patient data in the first half of 2023. In November 2021, we commenced dosing of TFF Niclosamide in a Phase 1 human clinical trial in Canada and completed dosing the Phase 1 trial in January 2022. We and our partner, Union Therapeutics, have not further progressed TFF Niclosamide pending the parties’ further review of the Phase 1 results, animal data, and anti-viral market opportunities. We have not progressed the development of any other of our drug candidates to human clinical trials, and our efforts have focused on the formulation, early-stage animal testing and formal toxicology studies of our initial drug candidates in preparation for our first clinical trials.

We also focused on the joint development of dry powder formulations of proprietary drugs owned or licensed by other pharmaceutical companies. As of the date of this report, we are engaged in a collaboration agreement with UNION therapeutics A/S to develop a dry powder formulation of niclosamide. We are also actively engaged in the analysis and testing of dry powder formulations of several drugs and vaccines through topical, ocular and nasal applications pursuant to feasibility studies and material transfer agreements with U.S. and international pharmaceutical companies and certain government agencies.

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

We intend to initially focus on the development of the following product candidates:

●	TFF Vori is an inhaled dry powder version of Voriconazole, generally considered to be the best antifungal drug used to treat and prevent invasive pulmonary aspergillosis, or IPA, a severe fungal pulmonary disease with a mortality rate that can reach 90% in some patient populations. In October 2019, we submitted to the U.S. Food and Drug Administration, or FDA, an Investigational New Drug Application, or IND, for our TFF Vori product and initiated our Phase I human clinical trials in November 2019. In July 2020, we completed Phase I human clinical trials of TFF Vori, and completed the enrollment of a Phase 1b clinical trial of TFF Vori in asthma patients in December 2021. A Phase 2 clinical trial of TFF Vori in patients with invasive pulmonary aspergillosis was initiated in 2022, and we anticipate reporting individual patient data in the first quarter of 2023. We believe, and our clinical testing to date confirms, that our TFF platform can be used to formulate a dry powder version of Voriconazole, which is no longer subject to patent protection. Voriconazole is currently marketed in Australia, Europe, and the U.S. as Vfend®. As of the date of this report, the Clinical Practice Guidelines released by the Infectious Diseases Society of America recommend Voriconazole as first-line monotherapy for IPA. However, since the registration of Vfend in Europe and the U.S. in 2002, several studies have examined the exposure-response relationship with Voriconazole, identifying a relationship between low Voriconazole exposure and higher rates of treatment failure, as well as a higher propensity for toxicity at higher exposures. We believe a TFF-prepared dry powder formulation of Voriconazole administered directly to the lungs can maximize both the prophylactic value for immunocompromised patients susceptible to IPA and the treatment value of patients suffering from acute and chronic IPA. We also believe our dry powder drug formulation would benefit patients by providing the drug at the “port of entry” of invasive fungal infections, while also reducing or eliminating the unpleasant and potentially fatal side effects associated with Voriconazole and other last line antifungals.

●	TFF Tac-Lac is an inhaled dry powder version of tacrolimus, an immunosuppressive drug used in transplant medicine. Prograf® tacrolimus is currently the second most commonly administered immunosuppressive drug used in solid organ transplants, despite what we believe to be the many challenges for patients and physicians when used for extended periods. Prograf tacrolimus can cause toxicity in the kidneys, particularly when used in high doses that are required for effective immunosuppression in the lung. Tacrolimus is no longer under patent protection, and we intend to develop a dry powder version suitable for use with a dry powder inhaler. Because our dry powder version would provide for a high local lung concentration without the typical systemic toxicity frequently experienced with oral dosage form immunosuppressants, we believe our drug candidate should have a high likelihood of success in competing in the immunosuppressant market for lung and heart/lung transplants. In September 2021, we completed Phase 1 human clinical trials of our TFF Tac-Lac product in Australia. A Phase 2 clinical trial of TFF Tac-Lac in lung transplant patients was initiated in 2022, and we anticipate reporting individual patient data in the first half of 2023.

●	TFF Niclosamide is an inhaled dry powder formulation of Niclosamide. Niclosamide has been used to treat tapeworm infections in humans since the 1960s and was recently reported to be one of the most potent approved drugs in screens for antiviral activity against the SARS-CoV2 virus that causes the COVID-19 disease, including the UK B.1.1.7 and South African B.1.351 variants. Early testing confirmed that our TFF platform can be used to formulate a dry powder version of Niclosamide, which is no longer subject to patent protection. We believe a TFF prepared dry powder formulation of Niclosamide administered directly to the lungs can maximize both the prophylactic value for persons exposed to COVID-19 and for the treatment of patients with COVID-19 infections at risk for serious disease complications. TFF has also obtained the rights to a novel formulation that may enhance the bioavailability of Niclosamide through oral delivery under our license from the University of Texas. Orally delivered Niclosamide has shown promise for the treatment of COVID -19 and various forms of cancer. On August 12, 2020, we entered into a licensing and collaboration agreement with UNION therapeutics A/S in which UNION acquired an option to obtain a worldwide exclusive license for the TFF technology in combination with Niclosamide In the first quarter of 2022, we completed the database lock for the Phase 1 trial of TFF Niclosamide. We and our partner, Union Therapeutics, have not further progressed TFF Niclosamide pending the parties’ further review of the Phase 1 results, animal data, and anti-viral market opportunities. We have conducted independent market research to assess the additional therapeutic and market opportunities for TFF Niclosamide in other serious viral infections.

We have identified a number of additional drug candidates that show promise upon initial evaluation, including dry powder formulations of:

●	Cannabidiol, or CBD, a controlled substance as defined in the federal Controlled Substances Act of 1970 that is reported to be used by some for the treatment of various epilepsy syndromes as well as anxiety, insomnia, and different types of pain. We are in the early stages of developing an inhaled dry powder form of CBD that could be used to support or to treat a variety of health issues that may benefit from CBD administration.

●	Vaccines containing aluminum salts, which make up approximately 35% of all vaccines. Aluminum salts are incorporated into many vaccine formulations as an adjuvant, which is a substance added to vaccines to enhance the immune response of vaccinated individuals. A major limitation with these vaccines is that they are fragile and to maintain their efficacy they must be formulated as liquid suspensions and kept in a cold chain (2 – 8°C) during transport and storage, which is burdensome and expensive. We have conducted drug and performance characterization activities of certain TFF formulated salt containing vaccines, which suggest that the salt containing vaccines can be successfully converted from liquid suspension into dry powder, and then later be reconstituted at the time of use without causing a decrease in efficacy. Furthermore, TFF has evaluated formulation and delivery of vaccines that do not contain aluminum salts and reported positive animal data for a universal influenza candidate vaccine formulation in collaboration with the University of Georgia. Through a 3-way CRADA between TFF, USAMRIID, and Geneva Foundation, USAMRIID will assess the immunogenicity and protective efficacy against SARS-CoV-2 induced by the TFF dry powder formulations when administered mucosally (directly to the site of infection), as compared to the traditional routes of administration (intramuscularly). We are also collaborating with Albert Einstein College of Medicine on certain VSV vaccine candidates.

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

On November 1, 2020, the Company entered into a joint development and collaboration agreement (the “Agreement”) with Augmenta Bioworks, Inc. (“Augmenta”) pursuant to which the parties agreed to collaborate on the joint development of novel commercial products incorporating Augmenta’s human-derived monoclonal antibodies (“mAbs”) for potential COVID-19 therapeutics. Both companies collaborated to conduct pre-clinical evaluations and successfully formulated the active pharmaceutical ingredient. Based on the pre-clinical results in the Omicron COVID-19 variant, we have suspended further development at this time.

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

On June 10, 2022, we entered into an Open Market Sale Agreement with Jefferies LLC, as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $35.0 million in an “at-the-market” or ATM offering, to or through the agent. Through September 30, 2022, the Company sold 104,011 shares of its common stock at average price of $5.96 per share resulting in net proceeds of approximately $405,000, after deducting offering expenses.

Results of Operations

We were formed in January 2018 and have not commenced revenue-producing operations. To date, our operations have consisted of the development and early-stage testing and Phase 1 human clinical trials of our initial product candidates.

In December 2019, we established a wholly owned Australian subsidiary, TFF Pharmaceuticals Australia Pty Ltd. in order to conduct clinical research.

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

The following table summarizes our results of operations with respect to the items set forth below for the three months ended September 30, 2022 and 2021 together with the percentage change for those items.

	Three Months Ended September 30,
	2022	2021	Increase (Decrease)	Change
Grant revenue	$87,586	$50,000	$37,586	75%
Research and development expense	$4,025,940	$6,339,993	$(2,314,053)	(36)%
General and administrative expense	3,342,266	2,387,585	954,681	40%
Total operating expense	$7,368,206	$8,727,578	$(1,359,372)	(16)%

We have entered into feasibility and material transfer agreements with third parties that provide us with funds in return for certain research and development activities. During the three months ended September 30, 2022 and 2021, we recognized $87,586 and $50,000, respectively, of grant revenue.

During the three months ended September 30, 2022 and 2021, we incurred $4.0 million and $6.3 million of research and development expenses and $3.3 million and $2.4 million of general and administrative expenses, respectively.

The change in research and development expenses during 2022 was mainly due to increased clinical expenses of approximately $210,000 related to Niclosamide, TFF Vori and TFF Tac-Lac, increased stock-based compensation of approximately $91,000, and increased lab expenses of approximately $122,000, offset by a decrease in manufacturing costs of approximately $1.7 million (which includes a decrease of approximately $342,000 in manufacturing expense related to the Augmenta monoclonal antibody), a decrease in preclinical expenses of approximately $1.0 million and a decrease in payroll and related expense of approximately $84,000. The change in research and development expenses also includes our preliminary analysis and testing of dry powder formulations of several drugs and vaccines owned or licensed by third parties we believe may lead to the out-licensing of our TFF technology for the development of dry powder product candidates. We expect our spending on research and development activities to increase in upcoming quarters due primarily to clinical trial activity.

The increase in general and administrative expenses in 2022 from the prior year was mainly a result of increases in insurance and investor relation expenses of approximately $544,000, and consulting and business development expenses of approximately $288,000, along with other general increases. While we expect our general and administrative expenses to continue to increase over the next few years, we anticipate the rate of increase has begun to decrease.

The following table summarizes our other income and interest income for the three months ended September 30, 2022 and 2021 together with the percentage change for those items.

	Three Months Ended September 30,
	2022	2021	Increase (Decrease)	Change
Other income (expense)	$-	$(13,129)	$13,129	100%
Interest income	$6,119	$12,051	$(5,932)	(49)%

Other income consists of refundable United States Internal Revenue Services and Australian research and development incentive program payments for expenditures incurred during 2020. Interest income decreased during fiscal 2022 due to lower balances in interest-bearing accounts.

We incurred a net loss of $7.3 million and $8.7 million for the three months ended September 30, 2022 and 2021, respectively.

The following table summarizes our results of operations with respect to the items set forth below for the nine months ended September 30, 2022 and 2021 together with the percentage change for those items.

	Nine Months Ended September 30,
	2022	2021	Increase (Decrease)	Change
Grant revenue	$183,025	$76,165	$106,860	140%
Research and development expense	$14,360,293	$14,380,415	$(20,122)	0%
General and administrative expense	10,238,744	7,386,007	2,852,737	39%
Total operating expense	$24,599,037	$21,766,422	$2,832,615	13%

We have entered into feasibility and material transfer agreements with third parties that provide us with funds in return for certain research and development activities. During the nine months ended September 30, 2022 and 2021, we recognized $183,025 and $76,165, respectively, of grant revenue.

During the nine months ended September 30, 2022 and 2021, we incurred $14.4 million and $14.4 million of research and development expenses and $10.2 million and $7.4 million of general and administrative expenses, respectively.

The change in research and development expenses during 2022 was mainly due to increased clinical expenses of approximately $3.2 million related to Niclosamide, TFF Vori and TFF Tac-Lac, payroll and related expense of approximately $497,000, stock-based compensation of approximately $402,000, depreciation expense of approximately $209,000, and increased lab expenses of approximately $356,000, offset by a decrease in preclinical expenses of approximately $3.0 million and manufacturing costs of approximately $1.5 million (which includes a decrease of approximately $644,000 in manufacturing expense related to the Augmenta monoclonal antibody),. The change in research and development expenses also includes our preliminary analysis and testing of dry powder formulations of several drugs and vaccines owned or licensed by third parties we believe may lead to the out-licensing of our TFF technology for the development of dry powder product candidates. We expect our spending on research and development activities to increase in upcoming quarters due primarily to clinical trial activity.

The increase in general and administrative expenses in 2022 from the prior year was mainly a result of increases in insurance and investor relation expenses of approximately $1.5 million, payroll and related expenses of approximately $221,000, consulting and business development expenses of approximately $424,000 and stock-based compensation expense of approximately $299,000, along with other general increases. While we expect our general and administrative expenses to continue to increase over the next few years, we anticipate the rate of increase has begun to decrease.

The following table summarizes our other income and interest income for the nine months ended September 30, 2022 and 2021 together with the percentage change for those items.

	Nine Months Ended September 30,
	2022	2021	Increase (Decrease)	Change
Other income	$-	$659,695	$(659,695)	(100)%
Interest income	$19,184	$41,619	$(22,435)	(54)%

Other income consists of refundable United States Internal Revenue Services and Australian research and development incentive program payments for expenditures incurred during 2020. Interest income decreased during fiscal 2022 due to lower balances in interest-bearing accounts.

We incurred a net loss of $24.4 million and $21.0 million for the nine months ended September 30, 2022 and 2021, respectively.

Financial Condition

As of September 30, 2022, we had total assets of approximately $20.2 million and working capital of approximately $14.9 million. As of September 30, 2022, our liquidity included approximately $13.1 million of cash and cash equivalents. On June 10, 2022, we entered into an Open Market Sale Agreement with Jefferies LLC, as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $35.0 million in an “at-the-market” or ATM offering, to or through the agent. As of the date of this report, we will need additional capital to fund our operations through to the marketing approval for TFF Vori and TFF Tac-Lac, assuming such approval can be obtained at all, and to engage in the substantial development of any other of our drug candidates, such as formulation, early-stage animal testing and formal toxicology studies. We intend to seek additional funding through various financing sources, including the sale of our equity and/or debt securities, and/or licensing fees for our technology and co-development and joint ventures with industry partners. We believe that our current cash and cash equivalents, and our access to capital through the sale of our equity securities, including the ATM offering, are sufficient to fund our present plan of operations for the next 12 months from the date of filing of these condensed consolidated financial statements. In addition, we will consider alternatives to our current business plan that may enable us to achieve our product development goals with a smaller amount of capital. However, there can be no guarantees that such funds, including any potential funds through the sale of our equity securities, including our ATM offering, will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

Critical Accounting Policies

During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We are a clinical-stage biopharmaceutical company with limited operating history. We are a biopharmaceutical company, newly-formed in January 2018, and have limited operating history. We have not commenced revenue-producing operations. In 2021, we completed Phase I human clinical trials for our TFF Voriconazole Inhalation Powder, or TFF Vori, and TFF Tacrolimus Inhalation Powder, or TFF Tac-Lac, product candidates, and in 2022 we initiated Phase 2 clinical trials for TFF Vori and TFF Tac-Lac. In addition, in November 2021 we commenced dosing in a Phase 1 human clinical trial of the TFF Niclosamide product in Canada, and in the first quarter of 2022, we completed the database lock for the Phase 1 trial of TFF Niclosamide. However, to date, our operations have otherwise consisted of preliminary research and development, drug formulation and characterization and testing of our initial product candidates. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As a development stage biopharmaceutical company, we are subject to all the risks inherent in the organization, financing, expenditures, complications and delays involved with a new business. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we may be unable to:

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

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the fiscal years ended December 31, 2021 and 2020, we incurred a net loss of $31.0 million and $18.6 million, respectively, and for the nine months ended September 30, 2022 and 2021 we incurred a net loss of $24.4 million and $21.0 million, respectively. As of September 30, 2022, we had an accumulated deficit of $89.7 million. We expect to continue to incur substantial expenses without any corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize at least one of our product candidates or enter into one or more commercial license agreements for our TFF platform. However, there can be no assurance we will be able to obtain regulatory approval for any of our product candidates or enter into a commercial license. Even if we are able to obtain regulatory approval and subsequently commercialize our product candidates or successfully license our TFF platform, there can be no assurance that we will generate significant revenues or ever achieve profitability.

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

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of September 30, 2022, we had total assets of approximately $20.2 million and working capital of approximately $14.9 million. As of September 30, 2022, our liquidity included approximately $13.1 million of cash and cash equivalents. We plan to seek additional funding through various financing sources, including the sale of our equity and/or debt securities, and/or licensing fees for our technology and co-development and joint ventures with industry partners. We believe that our current cash and cash equivalents, and our access to capital through the sale of our equity securities, including the current at-the-market, or ATM, offering, are sufficient to fund our present plan of operations for the next 12 months from the date this report. In addition, we will consider alternatives to our current business plan that may enable us to achieve our product development goals with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

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

Our business model includes the licensing of our TFF Platform to other pharmaceutical companies, however technology licensing in the pharmaceutical industry is a lengthy process and subject to several risks and factors outside of our control, and we cannot forecast our ability to successfully license our technology or the length of time it takes to establish a new licensing relationship. Our business model includes the joint development of dry powder formulations of proprietary drugs owned or licensed by other pharmaceutical companies. As of the date of this report, we are at various stages of feasibility studies of new chemical entities with multiple U.S. and international pharmaceutical companies. Our involvement with these pharmaceuticals companies typically begins with our formulation of dry powder versions of one or more proprietary drugs owned by the pharmaceutical company, followed by a period of feasibility testing and evaluation of the dry powder formulations by our potential licensee. Assuming the feasibility study is successful, and our dry powder formulation appears to provide the expected benefits, our ability to convert the successful test into a commercial license of our TFF platform is dependent on a number of risks and factors, many of which are outside our control, including:

●	the rate of adoption and incorporation of new technologies, including our TFF platform, by members of the pharmaceutical industry generally;

●	our potential licensee’s internal evaluation of the economic benefits of marketing a dry powder version of a drug that may be currently marketed by the potential licensee, regardless of the benefits or advantages of the dry powder version;

●	our potential licensee’s internal budgetary and product development issues, including their ability to commit the capital and human resources towards the development and of the dry powder product candidate;

●	our potential licensee’s willingness to accept our requirements for upfront fees and ongoing royalties; and

●	the other risks relating to the adoption of our TFF platform discussed throughout this “Risk Factor” section

For example, in November 2021, we commenced dosing of TFF Niclosamide in a Phase 1 human clinical trial in Canada. Dosing was completed for the Phase 1 trial in January 2022. We and our partner, Union Therapeutics, have not further progressed TFF Niclosamide pending the parties’ further review of the Phase 1 results, animal data, and anti-viral market opportunities.

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

Our business may be adversely affected by the recent COVID-19 outbreak. In December 2019, COVID-19, a novel strain of coronavirus, was first identified in China. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the virus has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Potential impacts to our business include, but are not limited to, temporary closures of facilities of its vendors, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments, preclinical studies, clinical trials, third-party manufacturing supply and other operations, the supply of comparator products, the potential diversion of healthcare resources and staff away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the U.S. Food and Drug Administration, or FDA. or other regulatory authorities, and our ability to raise capital and conduct business development activities.

We have experienced COVID-19 related delays in our Phase 2 clinical trials for TFF Vori and TFF Tac-Lac. While we believe we will be able to effectively manage the delays, there can be no assurance that our operations, including the development of its drug candidates, will not be disrupted or materially adversely affected in the future by the COVID-19 pandemic or an epidemic or outbreak of an infectious disease like the outbreak of COVID-19.

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

In addition, if any of our product candidates are approved for a particular indication, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for our product candidates, physicians may nevertheless legally prescribe our products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed. If we or a regulatory agency discover previously unknown problems with a product candidate, such as adverse events of unanticipated severity or frequency, problems with the facility where the product is manufactured, or we or our manufacturers fail to comply with applicable regulatory requirements, we may be subject to the following administrative or judicial sanctions:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

●	issuance of warning letters or untitled letters;

●	clinical holds;

●	injunctions or the imposition of civil or criminal penalties or monetary fines;

●	suspension or withdrawal of regulatory approval;

●	suspension of any ongoing clinical trials;

●	refusal to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;

●	suspension or imposition of restrictions on operations, including costly new manufacturing requirements;or

●	product seizure or detention or refusal to permit the import or export of product.

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

Any termination or suspension of, or delays in the commencement or completion of, any necessary studies of any of our product candidates for any indications could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects. The commencement and completion of clinical studies can be delayed for a number of reasons, including delays related to:

●	the FDA or a comparable foreign regulatory authority failing to grant permission to proceed and placing the clinical study on hold;

●	subjects for clinical testing failing to enroll or remain enrolled in our trials at the rate we expect;

●	a facility manufacturing any of our product candidates being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;

●	any changes to our manufacturing process that may be necessary or desired;

●	subjects choosing an alternative treatment for the indications for which we are developing our product candidates, or participating in competing clinical studies;

●	subjects experiencing severe or unexpected drug-related adverse effects;

●	reports from clinical testing on similar technologies and products raising safety and/or efficacy concerns;

●	third-party clinical investigators losing their license or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods consistent with the clinical trial protocol, cGMP requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;

●	inspections of clinical study sites by the FDA, comparable foreign regulatory authorities, or IRBs finding regulatory violations that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study, or that prohibit us from usingsome or all of the data in support of our marketing applications;

●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications;

●	one or more IRBs refusing to approve, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	deviations of the clinical sites from trial protocols or dropping out of a trial;

●	adding new clinical trial sites;

●	the inability of the CRO to execute any clinical trials for any reason; and

●	government or regulatory delays or “clinical holds” requiring suspension or termination of a trial.

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

On August 16, 2022, Congress enacted the Inflation Reduction Act of 2022 which contains several provisions relating to prescription drug costs, including requirements for federal government price negotiations, rebate requirements, and caps on out-of-pocket spending for Medicare Part D enrollees. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in October 2019 at a price of $5.00 per share, the reported closing prices of our common stock have ranged from $1.43 to $21.14 through November 10, 2022. The market price of our shares on the NASDAQ Global Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

We may be at an increased risk of securities class action litigation. Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. For example, on November 1, 2022, we issued a press release announcing certain delays in the distribution of patient data from our Phase 2 clinical trials for TFF Vori and TFF Tac-Lac. On the following day, November 2, 2022, the share price for our common stock on the NASDAQ Global Market declined 39%. On the very same day, November 2, 2022, a law firm claiming to represent investor plaintiffs in class action security litigation issued a press release stating that based on our November 1st press release and resulting decline in share price that it was conducting an investigation to determine whether we and certain of our officers or directors have engaged in securities fraud or other unlawful business practices. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

TFF PHARMACEUTICALS, INC.

Date: November 14, 2022	By:	/s/ Glenn Mattes
Glenn Mattes,
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Kirk Coleman
Kirk Coleman,
Chief Financial Officer
(Principal Financial Officer)