Form 10-K
period 2022-12-31
TFF Pharmaceuticals, Inc.
filed 2023-03-31
CIK 1733413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $139,121,520.

The number of shares of the registrant’s common stock outstanding as of March 21, 2023 was 36,193,085.

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to the following:

●	We are a clinical-stage biopharmaceutical company with limited operating history.

●	We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future.

●	We expect we will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

●	The report of our independent registered public accounting firm for the year ended December 31, 2022 states that due to our lack of revenue from commercial operations, significant losses and need for additional capital there is substantial doubt about our ability to continue as a going concern.

●	Our business model is entirely dependent on certain patent rights licensed to us from the University of Texas at Austin, and the loss of those license rights would, in all likelihood, cause our business, as presently contemplated, to fail.

●	Our business model includes, in part, the licensing of our TFF Platform to other pharmaceutical companies, however technology licensing in the pharmaceutical industry is a lengthy process and subject to several risks and factors outside of our control, and we cannot forecast our ability to successfully license our technology or the length of time it may take to establish a new licensing relationship.

●	Our business may be adversely affected by the COVID-19 pandemic.

●	We will be completely dependent on third parties to manufacture our product candidates for clinical and commercial purposes, and the commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

●	Our business operations could suffer in the event of information technology systems’ failures or security breaches.

●	Our success is entirely dependent on our ability to obtain the marketing approval for our product candidates by the FDA and the regulatory authorities in foreign jurisdictions in which we intend to market our product candidates, of which there can be no assurance.

●	Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome.

●	Even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from its sales, if any, may be limited.

●	Even if we obtain marketing approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates.

●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

●	Even though we may apply for orphan drug designation for a product candidate, we may not be able to obtain orphan drug marketing exclusivity.

●	Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

●	Any termination or suspension of, or delays in the commencement or completion of, any necessary studies of any of our product candidates for any indications could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

●	Third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues.

●	It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

●	Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.

●	We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

●	The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment.

●	If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

●	Future capital raises may dilute your ownership and/or have other adverse effects on our operations.

●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

●	We may be at an increased risk of securities class action litigation.

●	Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

●	Our certificate of incorporation and amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing innovative drug products based on our patented Thin Film Freezing, or TFF, technology platform. Based on our internal and sponsored testing and studies, we believe that our TFF platform can significantly improve the solubility of poorly water-soluble drugs, which make up approximately 40% of marketed pharmaceuticals worldwide, thereby improving the bioavailability and pharmacokinetics of those drugs. We believe that in the case of some new drugs that cannot be developed due to poor water solubility, our TFF platform has the potential to increase the pharmacokinetic effect of the drug to a level allowing for its development and commercialization. When administered as an inhaled dry powder for treatment of lung disorders, we believe the TFF platform formulations can be used to increase efficacy and minimize systemic toxicities and drug-drug interactions.

As of the date of this report, we have two product candidates in clinical trials, TFF Voriconazole Inhalation Powder, or TFF VORI, and TFF Tacrolimus Inhalation Powder, or TFF TAC. To date, we have completed one Phase 1 study in healthy volunteers and one Phase 1b study in patients with asthma exploring the safety, tolerability and pharmacokinetics of TFF VORI. As of the date of this report, a Phase 2 clinical trial of TFF VORI in patients with invasive pulmonary aspergillosis has been initiated. We have also completed one Phase 1 study in healthy volunteers examining the safety, tolerability and pharmacokinetics of TFF TAC. As of the date of this report, a Phase 2 clinical trial of TFF TAC in lung transplant patients has been initiated.

We are also actively engaged in the analysis and testing of dry powder formulations of several drugs and vaccines through parenteral, topical, ocular, pulmonary and nasal applications through feasibility studies and material transfer agreements with U.S. and international pharmaceutical companies and certain government agencies. We intend to initially focus on the development of inhaled dry powder drugs for the treatment of pulmonary diseases and conditions. While the TFF platform was designed to improve solubility of poorly water-soluble drugs generally, the researchers at University of Texas at Austin, or UT, found that the technology was particularly useful in generating dry powder particles with properties which allow for superior inhalation delivery, especially to the deep lung, which is an area of extreme interest in respiratory medicine. We believe that our TFF platform can significantly increase the number of pulmonary drug products that can be delivered directly to the lung. We intend to design our dry powder drug products for use with dry powder inhalers, which are generally considered to be the most effective and patient-friendly of all breath-actuated inhalers. We plan to focus on developing inhaled dry powder formulations of existing off-patent drugs suited for lung diseases and conditions, which we believe includes dozens of potential drug candidates, many of which have a potential market of over $1 billion.

We intend to directly pursue the development of dry powder formulations of off-patent drugs through the U.S. Food and Drug Administration’s, or FDA’s, 505(b)(2) regulatory pathway and in corresponding regulatory paths in other foreign jurisdictions. The 505(b)(2) pathway contains full reports of investigations of safety and effectiveness but at least some of the information required for approval comes from studies not conducted by or for the NDA applicant. 505(b)(2) products have the potential advantage of significantly lower development costs and shorter development timelines versus traditional new molecular entities. The clinical requirements for a 505(b)(2) drug candidate can vary widely from product to product depending primarily on whether the product candidate claims a new indication, provides for a different route of administration or claims improved safety compared to the existing approved product, and may include bioequivalence trials, limited safety and efficacy trials, or full Phase I through III trials. Unless the FDA releases a guidance document, the clinical requirement for a 505(b)(2) product candidate is typically not known until the drug sponsor has a pre-IND and an end of Phase 2 meeting with the FDA. For example, based on our meetings to date with the FDA, we believe we may need to conduct additional clinical trials beyond the current Phase 2 trials for TFF VORI and TFF TAC prior to filing for marketing approval for either product.

TFF TAC has been awarded orphan drug status. We also believe that in some cases our other dry powder drug products may qualify for the FDA’s orphan drug status.

We intend to commercialize our TFF platform and internally developed product candidates through the following means:

●	We may out-license our internally developed product candidates, such as TFF VORI and TFF TAC, or agree to jointly develop such products with a third-party pharmaceutical company;

●	Upon and subject to receipt of the requisite approvals, we may directly commercialize our internally developed product candidates through a combination of our internal direct sales and third-party marketing and distribution partnerships; and

●	We may pursue the licensing of our TFF platform or a joint development arrangement for a particular field of use with a third-party pharmaceutical company.

The Problem We Address

Solubility is an issue that all drugs must address. No matter how active or potentially active a new drug is against a particular molecular target, if the drug is not available in solution at the site of action, it is most likely not a viable development candidate. Based on independent third-party studies, 40% of currently marketed drugs and at least 75% of drugs under development have poor water solubility, which can prohibit development since most pharmaceutical companies cannot or will not conduct rigorous preclinical and clinical studies on a molecule that does not have a sufficient pharmacokinetic profile due to poor water solubility. Water solubility can also be an issue for some marketed drugs. Based on independent third-party studies, only two-thirds of the drugs on the World Health Organization, or WHO, Essential Drug List were classified as high solubility. A marketed drug with poor water solubility can show performance limitations, such as incomplete or erratic absorption, poor bioavailability, and slow onset of action. Effectiveness can vary from patient to patient, and there can be a strong effect of food on drug absorption. Finally, it may be necessary to increase the dose of a poorly soluble drug to obtain the efficacy required, which can lead to adverse side effects, toxicity issues and increased costs.

In addition to water solubility issues generally, certain drugs that target lung conditions and diseases have poor solubility that prevents them from being delivered by way of inhalation, especially via a breath-actuated inhaler and can only be given orally or intravenously. Breath-actuated inhalers include dry powder inhalers, metered dose inhalers and some nebulizers. A dry powder inhaler delivers drugs in a dry powder form directly to the lungs by way of a deep, fast breath on the mouth of the inhaler. A metered dose inhaler uses propellant to push medication to the lungs. A nebulizer creates a mist that is breathed into the lungs through a mouthpiece. The dry powder inhaler is generally considered to be the most effective and convenient form of breath-actuated inhaler for all users, other than for those whose severe condition does not allow them to take a sufficiently deep breath.

We believe the primary benefit of a breath-actuated inhaler is its ability to administer a greater portion of the drug dosage directly to the target site. Dosing directly to the lungs has been shown to allow for better effect with fewer adverse events. In addition, it has been shown that dosing directly to the lungs requires a lower dose of drug, compared to delivery by oral or parenteral routes. While breath-actuated inhalers allow for a greater portion of the administered drug to reach the treatment site, which should allow for much smaller dosages compared to oral or intravenous delivery, not all drugs targeting lung conditions and diseases can be formulated for use with a breath-actuated inhaler. We believe there are dozens of off-patent drugs targeting lung conditions and diseases that are currently not eligible for delivery by way of breath-actuated inhalers, many of which have a potential market of over $1 billion. This is the market we intend to initially address through our development of dry powder drugs utilizing our TFF platform.

Our Thin Film Freezing Platform

Our development of dry powder drugs is enabled by technology licensed to us by the University of Texas at Austin, or UT. Researchers at UT have developed a technology employing a process called Thin Film Freezing, or TFF. While the TFF platform was designed to improve solubility of poorly water-soluble drugs generally, the researchers at UT found that the technology was particularly useful in generating dry powder particles with properties suitable for inhalation delivery, especially to the deep lung, via dry powder inhaler delivery systems, an area of extreme interest in respiratory medicine. The TFF process results in a “Brittle Matrix Particle,” which exhibits a low bulk density, high surface area, and optionally an amorphous morphology, allowing the particles to supersaturate when contacting the target site, such as lung tissue. The aerodynamic properties of the particles are such that the amount of drug deposited to the deep lung may, in some cases, reach ten times that achieved via the oral route.

The TFF process, outlined in the figures below, involves processing a drug or drugs in a solvent system, and it will often include agents designed to promote dispersion and avoid clumping and excipients to promote adhesion to the target site. The drug solution is then applied to a cryogenic substrate, such as a liquid nitrogen cooled stainless steel drum. When the drug solution contacts the cryogenic surface it vitrifies, or flash freezes, resulting in a “drug ice.” The solvent system is removed by lyophilization, resulting in Brittle Matrix Particles, shown in the photographs below, that are highly porous, large surface area, low-density particles. The process uses industry standard solvents, recognized excipients, a custom-made TFF drum and conventional process equipment.

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

We believe our TFF platform presents the following high value opportunities:

●	Reformulation of drugs for lung conditions. Today, many drugs intended for lung conditions are only given orally or intravenously due to properties that make them ill-suited for direct delivery by inhalers. Given by these routes, typically only a small fraction of the drug reaches the lungs, and these drugs may cause unwanted and even deadly side effects. We believe that our TFF platform will for the first time allow many of these medications to be formulated into the convenient, direct-to-lung dry powder inhaler format, thereby enhancing efficacy and reducing or eliminating side effects by directly delivering the drug to the target site.

●	Biologics. Biopharmaceuticals (or biologics) are by far the fastest growing sector in the pharmaceutical industry today. According to GlobalData, the market for biologics was valued at approximately $430 billion in 2022 and is expected to reach $720 billion by 2027. Biologics are most commonly delivered intravenously, and they can be an especially challenging class of drugs for formulation into a dry powder. We believe our TFF platform is uniquely suited to meet many of the challenges of biologic formulations, and our UT collaborators have demonstrated, via animal model testing and in vitro testing, the effectiveness of the TFF technology to produce dry powder biologics with, in some cases, up to 100% activity retained. We intend to explore dry powder forms of numerous biological drugs, including drugs intended to treat indications other than lung conditions and diseases. We are also pursuing TFF formulations of aluminum salt containing vaccines, which by virtue of providing a dry powder formulation would remove the requirement for liquid suspension and cold chain.

●	Combination Drugs. Combination drugs are products with two or more active pharmaceutical ingredients. In addition to providing for increased patient compliance with multiple medications, some drugs act synergistically and provide for superior benefit when given as a combination. However, combining pharmaceutical agents can be challenging, especially for inhalation delivery. Our TFF platform has shown the ability to produce fixed dose combinations of many agents in a manner that delivers the drugs simultaneously to the site of action in a precise amount.

The TFF platform was invented and developed by researchers at University of Texas at Austin, or UT, led by Robert O. Williams, III, Ph.D. UT has granted to us an exclusive worldwide, royalty bearing license to the patent rights for the TFF platform in all fields of use. We continue to work with Dr. Williams and his UT team through a series of Sponsored Research Agreements, or SRAs, with UT. Our SRAs with UT are industry standard sponsored research agreements pursuant to which UT provides to us certain product formulation, characterization and evaluation services regarding potential product candidates incorporating our TFF technology in exchange for our payment of UT’s expenses and reasonable overhead. The services conducted by UT were carried out under the direction of Dr. Williams, who is the principal inventor of the TFF technology. The current SRA expires in July 2025 and is subject to renewal upon mutual agreement of the parties. The SRAs includes customary provisions concerning confidentiality, indemnification and intellectual property rights, including each party’s exclusive ownership of all intellectual property developed solely by them and the parties’ joint ownership of all intellectual property developed jointly. All patented intellectual property rights relating to the TFF technology developed solely or jointly by UT are subject to our patent license agreement with UT and are included among our licensed patent rights. Pursuant to those SRAs, Dr. Williams and his team, together with their labs and collaborators, provide expertise and initial development work, including:

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

In June 2022, we established our own laboratory in Austin,Texas where we undertake certain product formulation, characterization and evaluation services with regard to potential product candidates. We established our own laboratory to obtain direct ownership over all intellectual property developed within our laboratory and to address concerns on the part of our partners over potential conflicts with UT.

Our Internal Product Candidates

We intend to initially focus on the development of inhaled dry powder drugs for the treatment of pulmonary diseases and conditions. Our dry powder drug product candidates will be designed for use with dry powder inhalers, which are generally considered to be the most effective of all breath-actuated inhalers. We plan to focus on developing dry powder drugs intended for lung diseases and conditions that are off-patent, which we believe includes dozens of potential drug candidates, many of which have a potential market of over $1 billion. As of the date of this report, we have identified and are focusing on two initial drug candidates and with each we are in the early stages of clinical development.

TFF Voriconazole Inhalation Powder, TFF VORI – For the Treatment of Invasive Pulmonary Aspergillosis

We have developed an inhaled dry powder formulation of voriconazole, or TFF VORI, intended to treat invasive pulmonary aspergillosis, or IPA, a severe fungal pulmonary disease with an overall 84-day all-cause mortality rate of approximately 30% despite use of standard of care therapy. IPA occurs primarily in patients with severe immunodeficiency, such as bone marrow and solid organ transplant recipients, and patients with chemotherapy-induced immunodeficiency, hematologic malignancy, or HIV. To date, the approved antifungals used to treat IPA have been delivered orally or intravenously, where doses required to achieve efficacy have been associated with systemic toxicities and drug-drug interaction issues, which places a premium on any formulation that can improve the drugs’ efficacy and/or safety and tolerability. Due to the nature of these drugs, it has not been possible to make formulations for breath-actuated inhalers that might maximize lung concentration while limiting side effects.

Voriconazole is an off-patent, first-line drug for the treatment of IPA. We believe TFF VORI represents an opportunity for the treatment of IPA, which has the potential to put the drug exactly where it is needed (viz., the lung) while minimizing off target toxic effects. Voriconazole is currently marketed in Australia, Canada, Europe and the U.S. as VFEND, and is available in several strengths and presentations for oral delivery or IV infusion. As of the date of this report, the Clinical Practice Guidelines released by the Infectious Diseases Society of America recommend voriconazole as first-line monotherapy for IPA. However, since the registration of VFEND in Europe and the U.S. in 2002, several studies have examined the exposure-response relationship with voriconazole. Those studies have identified a relationship between low voriconazole exposure and higher rates of treatment failure and high voriconazole exposure and higher propensity for neurotoxicity. Studies have also shown that voriconazole delivered orally or intravenously is associated with a high degree of exposure variability. In the case of oral delivery, the high degree of variability can be partly explained by the effect of food as high-fat meals decrease maximum concentrations by 34 to 58%. In addition, voriconazole when delivered orally or intravenously has been shown to have many serious adverse reactions, including hepatic toxicity, arrhythmias and QT prolongation, infusion related reactions, visual disturbances, severe cutaneous adverse reactions, photosensitivity and renal toxicity. Hepatic toxicity, arrythmias and severe cutaneous adverse reactions have been associated with fatalities. These studies confirm that when administered orally or intravenously, voriconazole provides a narrow therapeutic window between treatment success and unacceptable treatment toxicity.

We believe TFF VORI could be used for the treatment or prophylaxis of IPA and would benefit patients by providing the drug at the site of invasive fungal infections, while reducing or eliminating the potential serious side effects and fatal toxicities associated with oral and parenteral voriconazole. We believe the potential enhanced efficacy and/or improved safety and tolerability offered by TFF VORI may decrease the rate of voriconazole treatment failures and the need for later line therapies with their associated toxicities. We also believe that the administration of TFF VORI directly to the lungs will remove the variability in exposures due to the effects of food. In addition, animal and in vitro studies have shown that our TFF prepared dry powder formulation will improve the solubility of voriconazole compared to oral or intravenous delivery. We believe that the combination of improved solubility and direct-to-lung administration of TFF VORI will increase exposures in the lung while decreasing systemic exposures and minimizing systemic toxicities and drug-drug interactions.

To date, we have completed Good-Laboratory Practices (GLP) repeat-dose toxicity studies in rats (a 28-day inhalation toxicity study) and dogs (14-day, 13-week and 26-week inhalation toxicity studies). After a pre-IND meeting and gaining FDA agreement on the 505(b)(2) regulatory pathway, we filed an IND and initiated and completed a Phase 1 study in healthy volunteers and a Phase 1b study in patients with asthma to assess the safety, tolerability and pharmacokinetics of TFF VORI. As of the date of this report, a Phase 2 clinical trial of TFF VORI in patients with invasive pulmonary aspergillosis is underway. Future studies will be planned based on emerging data from this Phase 2 study.

TFF Tacrolimus Inhalation Powder, TFF TAC — For Prevention of Lung Transplant Rejection

We have developed TFF TAC, a dry powder formulation of tacrolimus, an immunosuppressive drug used in transplant medicine. Prograf (tacrolimus) is currently the first line calcineurin inhibitor used in the maintenance regimen to prevent rejection after lung transplantation despite its many significant systemic toxicities.

According to product labeling and prescribing information for Prograf, serious and otherwise important adverse drug reactions associated with Prograf include lymphoma and other malignancies, serious infections, new onset diabetes after transplant, nephrotoxicity, neurotoxicity, hyperkalemia, hypertension, anaphylactic reaction after injection, myocardial hypertrophy, pure red cell aplasia, and thrombotic microangiopathy, including hemolytic uremic syndrome and thrombotic thrombocytopenic purpura. Of particular concern is nephrotoxicity, which was reported in approximately 52% of kidney transplantation patients and in 40% and 36% of liver transplantation patients receiving Prograf in the U.S. and European randomized trials, respectively, and in 59% of heart transplantation patients in a European randomized trial.

Tacrolimus is an off-patent drug and we have developed TFF TAC to be used with a dry powder inhaler. Because our dry powder version would provide for a high local lung concentration, it is expected that the oral doses of tacrolimus can be weaned to minimize systemic toxicities while maintaining local lung immune suppression to prevent rejection. We believe our drug candidate may have a high likelihood of success in competing in the immunosuppressant market for lung and heart/lung transplants. TFF TAC has been awarded orphan drug status.

To date, we have completed GLP repeat-dose toxicity studies in rats (3-day and 28-day inhalation toxicity studies) and cynomolgus monkeys (28-day and 26-week inhalation toxicity studies). After a pre-IND meeting with the FDA, we gained FDA agreement on the 505(b)(2) regulatory pathway. We have since completed a Phase 1 study in healthy volunteers to assess the safety, tolerability and pharmacokinetics of TFF TAC. As of the date of this report, a Phase 2 clinical trial of TFF TAC in patients in lung transplant patients is underway. Future studies will be planned based on emerging data from this Phase 2 study.

Other Potential Dry Powder Products

Our business model is to develop proprietary innovative drug product candidates that offer functional or commercial advantages, or both, to currently available alternatives. In our initial evaluation of the market, we have identified a number of potential drug candidates that show promise upon initial assessment, for three of which we have conducted meaningful development activities, including dry powder formulations of:

Vaccines. Vaccines containing aluminum salts make up approximately 35% of all vaccines. Aluminum salts are incorporated into many vaccine formulations as an adjuvant, which is a substance added to vaccines to enhance the immune response of vaccinated individuals. A major limitation with these vaccines is that they are fragile and to maintain their efficacy they must be formulated as liquid suspensions and kept in a cold chain (2–8°C) during transport and storage, which is burdensome and expensive. Also, exposure of the liquid vaccines to either ambient or freezing temperatures will cause a loss of efficacy, including particle aggregation in the case of freezing. Alternatives to cold chain have been examined, including the introduction of stabilizing agents in vaccines to prevent aggregation during freezing and the application of novel freezing and drying techniques; however, we believe that to date none of these techniques have led to an acceptable alternative to cold chain.

We have conducted characterization analyses of certain TFF formulated aluminum salt containing vaccines. Our evaluations suggest that aluminum salt containing vaccines can be successfully converted from liquid suspension into dry powder using our TFF platform and that the dry powder can later be reconstituted at the time of use without causing particle aggregation or a decrease in immunogenicity. In addition, the dry powder vaccine did not aggregate after repeated dry-freezing-and-thawing. We believe that the TFF platform may be used to formulate new vaccines, or to reformulate existing vaccines, that are adjuvanted with aluminum salts into dry vaccine powder without an appreciable decline in immunogenicity.

We have engaged pharmaceutical companies in the vaccine space in discussions concerning a potential joint development of TFF formulated aluminum salt containing vaccines. However, we do not intend to pursue the development of our dry powder formulation of aluminum salt containing vaccines beyond performance characterization and efficacy data through early animal testing until such time, if ever, as we obtain a development partner. There can be no assurance, however, that our early testing and development will lead to a commercial dry powder formulation of aluminum salt containing vaccines.

Niclosamide. On August 12, 2020, we entered into a licensing and collaboration agreement with UNION Therapeutics A/S in which UNION acquired an option to obtain a worldwide exclusive license for the TFF technology formulated niclosamide. In the first quarter of 2022, we completed a Phase 1 clinical trial of TFF Niclosamide. We and UNION Therapeutics have not further progressed TFF Niclosamide pending the parties’ further review of the Phase 1 results, animal data, and anti-viral market opportunities. We have conducted independent market research to assess the additional therapeutic and market opportunities for TFF Niclosamide in other serious viral infections.

Augmenta monoclonal antibodies (mAbs). On November 1, 2020, we entered into a joint development and collaboration agreement with Augmenta Bioworks, Inc. pursuant to which the parties agreed to collaborate on the joint development of novel commercial products incorporating Augmenta’s human-derived mAbs for potential COVID-19 therapeutics. Both companies collaborated to conduct pre-clinical evaluations and successfully formulated the active pharmaceutical ingredient. Based on the pre-clinical results in the Omicron COVID-19 variant, however we have suspended further development at this time.

Other Potential Product Candidates. We have identified a number of additional promising drug candidates for dry powder formulation. Many of these potential drug candidates are off-patent drugs for which we would directly pursue the development of a dry powder formulation through the FDA’s 505(b)(2) regulatory pathway. We have not commenced meaningful development activities for any of these product candidates at this time and there can be no assurance that we will pursue any of the product candidates below.

Candidate	Intervention	Indication
Rapamycin	Acute Treatment	Lymphangioleiomyomatosis
Alpha-1-antitrypsin	Chronic Treatment	Alpha-1antitrypsin deficiency
GM-CSF (filgrastim)	Treatment	Autoimmune pulmonary alveolar proteinosis
Treprostinil	Treatment	Pulmonary Arterial Hypertension
Pembrolizumab (Keytruda)	Acute Treatment	Cancer: Non–Small Cell Lung Cancer, Liver, brain, melanoma, metastatic
Cisplatin	Acute Treatment	Lung or esophageal cancer
Gemcitabine	Acute Treatment	Lung or esophageal cancer
Isoniazid/Rifampicin	Acute Treatment	Tuberculosis
Amphotericin B	Acute Treatment	Antifungal
Palivizumab	Prophylaxis	Tuberculosis
Ciprofloxacin	Acute Treatment	Infection
Tobramycin	Acute Treatment	Infection
Azithromycin	Acute Treatment	Infection
Calcium channel blockers	Acute Treatment	Raynaud’s disease
Sumatriptin	Acute Treatment	Migraine
Stem cells	Lung remodeling	Pneumococcal pneumonia; cardiomyopathy

We believe that our TFF technology provides a diverse and effective way to develop solutions for lung specific disorders. Many potentially beneficial drugs for lung diseases and disorders are unable to be dosed in high enough concentrations to provide therapeutic benefit to the lung due to the systemic nature (oral or IV dosing) of the drug leading to systemic toxicities before the drug reaches therapeutic levels in the lung. We believe our TFF platform has the potential to take these difficult to formulate drugs and develop products to be delivered directly to the lung for treatment of lung disorders. This direct dosing to the lung may reduce plasma levels and has the potential to increase efficacy while reducing side effects.

Our Intended Regulatory Pathway

The 505(b)(2) pathway is intended for molecules that have been previously approved by the FDA or have already been proven to be safe and effective. A 505(b)(2) product reformulates the known molecule in a new strength or dosage form, or for a new route of administration. 505(b)(2) products have the advantage of potentially significantly lower development costs and shorter development timelines versus traditional new molecular entities. We intend to maximize our use of the 505(b)(2) pathway for our current product candidates.

A 505(b)(2) new drug application, or NDA, is an application that contains full reports of investigations of safety and effectiveness, but where at least some of the information required for approval comes from studies not conducted by or for the applicant. This alternate regulatory pathway enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of its application. A 505(b)(2) product candidate might rely on the clinical studies or literature of a previously FDA-approved drug or rely on the literature and physician usage of an FDA-unapproved drug. The clinical requirements for a 505(b)(2) drug candidate can vary widely from product to product depending primarily on whether the product candidate claims a new indication or claims improved safety compared to the existing approved product, and may include bioequivalence trials, limited safety and efficacy trials, or full Phase I through III trials. Unless the FDA releases a guidance document, the clinical requirement for a new product candidate is typically not known until the drug sponsor has obtained FDA feedback. We believe there is a significant opportunity to pursue dry powder formulations of off-patent drugs using the 505(b)(2) regulatory pathway.

Because our 505(b)(2) dry powder drug candidates will represent a new formulation of an existing drug, we will need to obtain FDA approval of the TFF prepared drug candidate before we can begin commercialization. However, because we begin our formulation with a drug that has previously received FDA approval in another form, we believe that in most cases we should qualify for the FDA’s 505(b)(2) regulatory pathway, which potentially will take less time and investment than the standard FDA approval process.

TFF TAC has been awarded orphan drug status. We also believe that in some cases our other dry powder drug products may qualify for the FDA’s orphan drug status. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition generally affecting fewer than 200,000 individuals in the United States, or in other limited cases. Orphan drug designation provides for seven years of exclusivity, independent of patent protection, to the company that brings a particular orphan drug to market. In addition, companies developing orphan drugs are eligible for certain incentives, including tax credits for qualified clinical testing. Furthermore, an NDA for a product that has received orphan drug designation is not subject to a prescription drug user fee unless the application includes an indication other than the rare disease or condition for which the drug was designated.

Manufacturing

We have entered into short-term contract manufacturing agreements with Societal CDMO, CoreRx, Inc., Catalent Pharma Solutions, and Experic, LLC for their provision of certain product testing, development and preclinical and clinical manufacturing services for our TFF VORI and TFF TAC product candidates. Our agreements with Societal CDMO, CoreRx, Catalent, and Experic include customary provisions concerning confidentiality, indemnification and intellectual property rights, including our exclusive ownership of all intellectual property developed severally or jointly relating to our TFF technology. We have not entered into agreements with any contract manufacturers for commercial supply, however, we believe that Societal CDMO, CoreRx, Catalent, and Experic, among several other manufacturers, have the experience and the capacity to serve as a commercial contract manufacturer. We believe we will be able to engage a commercial contract manufacturer for our product candidates in a timely manner at competitive pricing.

Each of CoreRx’s, Societal CDMO’s, Catalent’s, and Experic’s facilities and services are conducted in accordance with the FDA’s current good manufacturing practices, or cGMPs, regulations. Pursuant to the agreements with CoreRx, Societal CDMO, Catalent, and Experic, they will support clinical supplies and provide release and stability testing of the respective TFF drug product candidate. Specific tasks will include:

●	Engineering review and TFF technology installation;

●	Familiarization with TFF technology, including powder processing and handling;

●	Analytical method transfer, development, and validation;

●	Conducting process development trials and short-term supportive stability analysis;

●	Scale-up and demonstration batches of the product candidate;

●	Manufacture and analytical characterization of materials to support toxicology studies, both placebo and active;

●	Process train qualification for cGMP manufacturing;

●	Manufacturing and release of cGMP batches for clinical trials; and

●	Conducting formal stability study under the guidelines of International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use, or ICH.

Licenses and Intellectual Property Rights

We hold rights to our TFF technology pursuant to a patent license agreement with the University of Texas at Austin, or UT. UT is the owner of 141 U.S. and international patents and patent applications with claims covering the TFF platform. Pursuant to the patent license agreement, we hold an exclusive worldwide, royalty bearing license to the rights to all current and future patents held by UT relating to the TFF technology, including any divisionals, continuations and extensions, in all fields of use. The patent license agreement also provides us with a non-exclusive license to all know-how related to the TFF technology. We have also filed four US and foreign patent applications relating to certain elements of the thin film freezing platform.

We are required to pay royalties to UT in the amount of 2% of net sales received by us from the sale of products covered by the licensed patent rights. We will also be required to make certain milestone payments to UT in connection with the certain regulatory submissions and approvals and pay fees in connection with any assignments or sublicenses, including:

●	$50,000 upon each approval of an IND for the first indication of each product candidate;

●	$100,000 upon submission of a final Phase II report (or a foreign equivalent) on the first product candidate;

●	$250,000 upon submission of a final Phase III report (or a foreign equivalent) on the first product candidate;

●	$500,000 upon regulatory approval in the U.S. (or a foreign equivalent) on the first product candidate; and

●	$500,000 upon regulatory approval in the U.S. (or a foreign equivalent) on the second product candidate or on the second indication of the first product candidate. Pursuant to the UT patent license agreement, UT has agreed to consult with us concerning the development and implementation of a strategy for the prosecution and maintenance of the licensed patent rights, including any infringement of the licensed patents rights by third parties. However, UT has retained control and final decision-making authority over such matters. We are responsible for the payment of all fees and expenses involved in the prosecution and maintenance of the licensed patent rights and are obligated to negotiate in good faith with UT over the funding and allocation of any recovery involved in any patent infringement action brought to enforce the licensed patent rights, which are presently scheduled to expire over a period of time commencing in 2023 and ending in 2035. The term of the UT patent license agreement is co-terminus with the licensed patent rights. However, UT has the right to terminate the patent license agreement, or any part of the licensed patent rights or field of use, in the event of our breach of any provision of the patent license agreement that remains uncured after UT’s written notice of breach and an applicable cure period or in the event we initiate any proceeding to challenge the validity or scope of the licensed patent rights. The agreement also contains customary representations, warranties, covenants and indemnities by the parties.

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

Employees and Human Capital Resources

As of the date of this report, we have 15 employees, including our executive officers, and several consultants providing technical, financial and general administrative services.

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

Risks Related to Our Business

We are a clinical-stage biopharmaceutical company with limited operating history. We are a biopharmaceutical company, newly-formed in January 2018, and have limited operating history. We have not commenced revenue-producing operations. In 2021, we completed Phase I human clinical trials for our TFF VORI and TFF TAC product candidates and as of the date of this report we have Phase 2 clinical trials underway for both product candidates. To date, our operations have otherwise consisted of preliminary research and development, drug formulation and characterization and testing of our initial product candidates. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As a development stage biopharmaceutical company, we are subject to all the risks inherent in the organization, financing, expenditures, complications and delays involved with a new business. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we may be unable to:

●	successfully implement or execute our business plan, or ensure that our business plan is sound;

●	successfully complete pre-clinical and clinical trials and obtain regulatory approval for the marketing of our product candidates;

●	successfully demonstrate a favorable differentiation between our dry powder candidates and the current products on the market;

●	our ability to commercially license our TFF platform to other pharmaceuticals companies;

●	successfully contract for the manufacture of our clinical drug products and establish a commercial drug supply;

●	secure market exclusivity and/or adequate intellectual property protection for our product candidates;

●	attract and retain an experienced management and advisory team; and

●	raise sufficient funds in the capital markets to effectuate our business plan, including product and clinical development, regulatory approval and commercialization for our product candidates.

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

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the fiscal years ended December 31, 2022 and 2021, we incurred a net loss of $31.8 million and $31.0 million, respectively. As of December 31, 2022, we had an accumulated deficit of $97.1 million. We expect to continue to incur substantial expenses without any corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize at least one of our product candidates or enter into one or more commercial license agreements for our TFF platform. However, there can be no assurance we will be able to obtain regulatory approval for any of our product candidates or enter into a commercial license. Even if we are able to obtain regulatory approval and subsequently commercialize our product candidates or successfully license our TFF platform, there can be no assurance that we will generate significant revenues or ever achieve profitability.

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

We expect we will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2022, we had total assets of approximately $24.1 million and working capital of approximately $17.9 million. As of December 31, 2022, our liquidity included approximately $16.6 million of cash and cash equivalents. As of the date of this report, we believe that we will need additional capital to fund our operations over the twelve months from the date of this report. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and co-development and joint ventures with industry partners, with a preference towards licensing fees for our technology and co-development and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

The report of our independent registered public accounting firm for the year ended December 31, 2022 states that due to our lack of revenue from commercial operations, significant losses and need for additional capital there is substantial doubt about our ability to continue as a going concern.

Our business model is entirely dependent on certain patent rights licensed to us from the University of Texas at Austin, and the loss of those license rights would, in all likelihood, cause our business, as presently contemplated, to fail. We hold an exclusive worldwide, royalty bearing license to the patent rights for the TFF platform in all fields of use granted by the University of Texas at Austin, or UT. Our current business model, which focuses exclusively on the development of drugs using the TFF technology, is based entirely on the availability of the patent rights licensed to us by UT under the patent license agreement. The patent license agreement requires us to pay royalties and milestone payments and conform to a variety of covenants and agreements, and in the event of our breach of the agreement, UT may elect to terminate the agreement. As of the date of this report, we believe we are in compliance with the patent license agreement and consider our relationship with UT to be excellent. However, in the event of our breach of the patent license agreement for any reason, and our inability to cure such breach within any cure period or obtain a waiver from UT, we could lose the patent license agreement, which would result in our loss of all rights to the TFF technology.

Our business model includes the licensing of our TFF Platform to other pharmaceutical companies, however technology licensing in the pharmaceutical industry is a lengthy process and subject to several risks and factors outside of our control, and we cannot forecast our ability to successfully license our technology or the length of time it takes to establish a new licensing relationship. Our business model includes the joint development of dry powder formulations of proprietary drugs owned or licensed by other pharmaceutical companies. As of the date of this report, we are at various stages of feasibility studies of new chemical entities with multiple U.S. and international pharmaceutical companies. Our involvement with these pharmaceuticals companies typically begins with our formulation of dry powder versions of one or more proprietary drugs owned by the pharmaceutical company, followed by a period of feasibility testing and evaluation of the dry powder formulations by our potential licensee. Assuming the feasibility study is successful, and our dry powder formulation appears to provide the expected benefits, our ability to convert the successful test into a commercial license of our TFF platform is dependent on a number of risks and factors, many of which are outside our control, including:

●	the rate of adoption and incorporation of new technologies, including our TFF platform by members of the pharmaceutical industry generally;

●	our potential licensee’s internal evaluation of the economic benefits of marketing a dry powder version of a drug that may be currently marketed by the potential licensee, regardless of the benefits or advantages of the dry powder version;

●	our potential licensee’s internal budgetary and product development issues, including their ability to commit the capital and human resources towards the development and of the dry powder product candidate;

●	our potential licensee’s willingness to accept our requirements for upfront fees and ongoing royalties; and

●	the other risks relating to the adoption of our TFF platform discussed through this “Risk Factor” section.

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

Our business may be adversely affected by the recent COVID-19 outbreak. In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of COVID-19 have included lock-downs and self-isolation procedures, which have, at times. significantly limited business operations and restricted internal and external meetings. As of the date of this report, the COVID-19 pandemic has had a relatively insignificant impact on our operations. During 2020, we experienced a temporary suspension of dosing in the Phase I clinical trial for TFF TAC due to the COVID-19 pandemic and the pandemic has otherwise caused minor slowing in the timing of certain non-clinical and clinical activities by us and our collaborators and service providers during 2020 and 2021. However, the COVID-19 pandemic has not caused us to forego, abandon or materially delay any proposed activities. While we believe we have been able to effectively manage the disruption caused by the COVID-19 pandemic to date, there can be no assurance that our operations, including the development of our drug candidates, will not be disrupted or materially adversely affected in the future by the COVID-19 pandemic or an epidemic or outbreak of an infectious disease like the outbreak of COVID-19. Further, the outbreak and any preventative or protective actions that our customers may take in respect of COVID-19 may result in a period of disruption to other work in progress. Our customers’ businesses could be disrupted, and our future costs and potential revenues and technology evaluations could be negatively affected. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

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

We will be completely dependent on third parties to manufacture our product candidates, and the commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices. We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture our drug candidates for use in our clinical trials or for commercial sales, if any. As a result, we will be obligated to rely on contract manufacturers, if and when any of our product candidates are approved for commercialization. We have entered into short-term contract manufacturing agreements with IriSys, Inc., CoreRx, Inc. and Experic for their provision of certain product testing, development and clinical manufacturing services for our TFF VORI and TFF TAC product candidates, respectively, and we are currently in discussion with several contract manufacturers for the commercial supply of any drug candidates we are able to bring to market. However, we have not entered into agreements with any contract manufacturers for commercial supply and may not be able to engage contract manufacturers for commercial supply of any of our product candidates on favorable terms to us, or at all, should the need arise.

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

Because our initial dry powder drug candidates, TFF VORI and TFF TAC, are established drugs that are off-patent, we have gained FDA agreement on the 505(b)(2) regulatory pathway for these product candidates. We believe that our initial drug product candidates will qualify for FDA approval through the FDA’s 505(b)(2) regulatory pathway and through corresponding regulatory paths in other foreign jurisdictions. The clinical requirements for a 505(b)(2) drug candidate can vary widely from product to product depending primarily on whether the product candidate claims a new indication, provides for a different route of administration, or claims improved safety compared to the existing approved product, and may include bioequivalence trials, limited safety and efficacy trials, or full Phase I through III trials. To the extent we claim that our drug product candidates target a new indication or offer improved safety compared to the existing approved products, and it is our present expectation that we will do so in many cases, it is likely that we will be required to conduct additional clinical trials, potentially including a full Phase I through Phase III development program, in order to obtain marketing approval.

Our business model is to pursue the development of off-patent drugs for which we would directly pursue the development of a dry powder formulation through the FDA’s 505(b)(2) regulatory pathway; however, not all of our product candidates will target off-patent drugs and, at least in the case of a dry powder formulation of CBD, our product candidate may not be a drug. We do not expect any dry powder formulation of a CBD drug product to be off-patent and our proposed dry powder formulation of aluminum salt vaccines may not be off-patent. We also expect that our dry powder formulation of a CBD drug product will likely require a full NDA; however, a non-pharmaceutical CBD dry powder formulation may not require FDA approval. We expect that our dry powder formulation of aluminum salt vaccines will require a biological license application, or BLA, which is very similar to a full NDA through the FDA’s 505(b)(1) regulatory pathway.

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

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Our business model depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. In 2020 and 2021, we completed Phase I human clinical trials for our TFF VORI and TFF TAC product candidates, and in 2022 we initiated Phase 2 clinical trials for both product candidates. However, there can be no assurance that our Phase 2 clinical trials will be successful or that we will continue clinical development TFF VORI and TFF TAC in support of an approval from the FDA or comparable foreign regulatory authorities for any indication. We note that most product candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials for TFF VORI and TFF TAC can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates. Therefore, our business currently depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur.

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

Even if we obtain marketing approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates. Even if we obtain regulatory approval for any of our product candidates for an indication, the FDA or foreign equivalent may still impose significant restrictions on their indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase IV clinical trials, and post-market surveillance to monitor safety and efficacy. Our product candidates will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current Good Clinical Practices regulations, or cGCPs, for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current cGMPs, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

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

The degree of future protection afforded by the patent rights licensed to us is uncertain because legal means afford only limited protection and may not adequately protect our rights, permit us to gain or keep our competitive advantage, or provide us with any competitive advantage at all. We cannot be certain that any patent application owned by a third party will not have priority over patent applications in which we hold license rights or that we will not be involved in interference, opposition or invalidity proceedings before United States or foreign patent offices.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in October 2019 at a price of $5.00 per share, the reported high and low sales prices of our common stock have ranged from $0.62 to $21.14 through March 21, 2023. The market price of our shares on the NASDAQ Global Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

We have received a notice of delisting or failure to satisfy a continued listing rule from the Nasdaq. On March 2, 2023, we received a notice of delisting from the Nasdaq Stock Market, LLC. The notice stated that we had fallen below compliance with respect to the continued listing standard set forth in Rule 5450(a)(1) of the Nasdaq Listing Rules because the closing bid price of our common stock over the previous 30 consecutive trading-day period had fallen below $1.00 per share.

Pursuant to the notice and Rule 5810(c)(3)(A) of the Nasdaq Listing Rules, we have 180 days from the date of the notice, or until August 29, 2023, to regain compliance with the minimum bid price requirement in Rule 5450(a)(1) by achieving a closing bid price for our common stock of at least $1.00 per share over a minimum of 10 consecutive business days. If we do not regain compliance with Rule 5450(a)(1) during the initial 180-day period, we may be eligible for additional time to regain compliance, subject to our transfer to the Nasdaq Capital Market and compliance with the Nasdaq’s continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and our provision of certain undertakings to the Nasdaq. However, there can be no assurance that we will be afforded additional time to regain compliance with the minimum bid price requirement following the initial 180-day period. If we are unable to regain compliance with Nasdaq Listing Rule 5450(a)(2) in a timely manner, the Nasdaq will commence suspension and delisting procedures.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease approximately 1,000 square feet of office space in Fort Worth, Texas at the rate of $4,000 per month. The lease has no term and is on a month-to-month basis. We also lease 1,500 square feet of office space in Doylestown, Pennsylvania. The lease agreement is for one year and expires October 31, 2023, subject to our option to renew for an additional year. The monthly lease rate is $3,090. We lease approximately 3,750 square feet of lab space in Austin, Texas at a current rate of $7,163 per month. The lease agreement is for three years and expires on May 31, 2025. The lease has an additional three-year option for renewal.

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

Holders of Record

As of March 21, 2023, there were six holders of record of our common stock.

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

The following table sets forth certain information as of December 31, 2022 about our stock plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	2,909,057	$5.96	1,773,522
Equity compensation plans not approved by security holders	—	—	—
Total	2,909,057	$5.96	1,773,522

Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

ATM Offering. On June 10, 2022, we entered into an Open Market Sale Agreement with Jefferies LLC, as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $35.0 million in an “at-the-market” offering, to or through the agent. From July 2022 through September 30, 2022, we sold 104,011 shares of our common stock at average price of $5.96 per share resulting in net proceeds of approximately $405,000, after deducting sales agent commissions and offering expenses.

November 2022 Public Offering. In November 2022, we completed a public offering, selling 9,282,609 shares of common stock and warrants to purchase up to 4,641,305 shares of common stock at an offering price of $1.15 per share. We received gross proceeds of approximately $10,675,000. In addition, we granted the underwriter a 45-day option to purchase an additional 15% of the number of shares of common stock and warrants at the public offering price, less underwriting discounts and commissions. The option was exercised in November 2022 and the underwriter purchased an additional 1,392,392 shares of common stock and warrants to purchase up to 696,196 shares of common stock and we received additional gross proceeds of approximately $1,601,251. We received net proceeds of $11,235,626, after deducting underwriting discounts and offering-related expenses.

Results of Operations

We were formed in January 2018 and have not commenced revenue-producing operations. To date, our operations have consisted of the development and early-stage testing, Phase 1 human clinical trials of our initial product candidates and the current Phase 2 clinical trials of our TFF VORI and TFF TAC. In connection with our organization on January 24, 2018, we entered into a Contribution and Subscription Agreement with Lung Therapeutics, Inc., or LTI, our former parent, pursuant to which we agreed to acquire from LTI certain of LTI’s non-core intellectual property rights and other assets, or the Acquired Assets, all of which relate to our Thin Film Freezing technology. We closed on the acquisition of the Acquired Assets concurrent with the close of the initial Series A preferred stock financing in March 2018.

In December 2019, we established a wholly owned Australian subsidiary, TFF Pharmaceuticals Australia Pty Ltd. in order to conduct clinical research.

As of the date of this report, the COVID-19 pandemic has had a relatively insignificant impact on our operations. During 2020, we experienced a temporary suspension of dosing in the Phase I clinical trial for our TFF TAC due to the COVID-19 pandemic and the pandemic has otherwise caused minor slowing in the timing of certain non-clinical and clinical activities by us and our collaborators and service providers during 2020 and the first quarter of 2021. However, the COVID-19 pandemic has not caused us to forego, abandon or materially delay any proposed activities. While we believe we have been able to effectively manage the disruption caused by the COVID-19 pandemic to date, there can be no assurance that our operations, including the development of our drug candidates, will not be disrupted or materially adversely affected in the future by the COVID-19 pandemic or an epidemic or outbreak of an infectious disease like the outbreak of COVID-19.

The following table summarizes our results of operations with respect to the items set forth below for the fiscal years ended December 31, 2022 and December 31, 2021 together with the percentage change for those items.

	Years ended December 31,
	2022	2021	Increase (Decrease)	Change
Grant revenue	$495,805	$88,161	$407,644	462%
Research and development expense	$18,496,340	$21,300,865	$(2,804,525)	(13)%
General and administrative expense	13,796,255	10,573,954	3,222,301	30%
Total operating expense	$32,292,595	$31,874,819	$417,776	1%

We have entered into feasibility and material transfer agreements with third parties that provide us with funds in return for certain research and development activities. During the years ended December 31, 2022 and 2021, we recognized $495,805 and $88,161, respectively, of grant revenue.

Research and development expense was as follows for the years indicated:

	Years ended December 31,
	2022	2021	Increase (Decrease)	Change
Manufacturing	$5,871,707	$9,217,872	$(3,346,165)	(36)%
Clinical	7,002,307	4,465,281	2,537,025	57%
Preclinical	507,551	3,788,942	(3,281,391)	(87)%
Payroll and related	1,384,306	670,926	713,380	106%
Stock-based compensation	908,710	459,492	449,218	98%
Lab	588,860	227,126	361,734	159%
Depreciation	346,244	111,453	234,791	211%
Sponsored research	593,347	848,708	(255,361)	(30)%
CMC	422,274	580,641	(158,367)	(27)%
Other	871,034	930,424	(59,390)	(6)%
Total research and development expense	$18,496,340	$21,300,865	$(2,804,525)	(13)%

General and administrative expense was as follows for the years indicated:

	Years ended December 31,
	2022	2021	Increase (Decrease)	Change
Consulting	$1,339,791	$1,315,123	$24,668	2%
Insurance	2,407,503	999,262	1,408,241	141%
Office expenses	449,056	266,045	183,011	69%
Patent	345,251	291,809	53,442	18%
Payroll and related	2,213,507	1,943,896	269,611	14%
Professional fees	2,130,657	1,324,842	805,815	61%
Marketing	1,207,569	1,002,333	205,236	20%
Stock-based compensation	3,343,122	3,088,876	254,246	8%
Other	359,799	341,768	18,031	5%
Total general and administrative expense	$13,796,255	$10,573,954	$3,222,301	30%

The following table summarizes our other income and interest income for the years ended December 31, 2022 and December 31, 2021 together with the percentage change for those items.

	Years ended December 31,
	2022	2021	Increase (Decrease)	Change
Other income	$—	$696,714	$(696,714)	(100)%
Interest income	$26,728	$51,232	$(24,504)	(48)%

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

We incurred a net loss of $31.8 million and $31.0 million for the fiscal years ended December 31, 2022 and 2021, respectively.

Financial Condition

As of December 31, 2022, we had total assets of approximately $24.1 million and working capital of approximately $17.9 million. As of December 31, 2022, our liquidity included approximately $16.6 million of cash and cash equivalents. On June 10, 2022, we entered into an Open Market Sale Agreement with Jefferies LLC, as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $35.0 million in an “at-the-market” or ATM offering, to or through the agent, in which we sold shares of our common stock for net proceeds of $405,000 during 2022. In November 2022, we sold shares of our common stock and warrants to purchase shares of common stock for net proceeds of $11.2 million in an underwritten public offering. As of the date of this report, we will need additional capital to fund our operations over the 12 months following the date of this report. We intend to seek additional funding through various financing sources, including the sale of our equity and/or debt securities, and/or licensing fees for our technology and co-development and joint ventures with industry partners. We believe that our current cash and cash equivalents, and our access to capital through the sale of our equity securities, including the ATM offering, are sufficient to fund our present plan of operations for the next 12 months from the date of filing of these consolidated financial statements. In addition, we will consider alternatives to our current business plan that may enable us to achieve our product development goals with a smaller amount of capital. However, there can be no guarantees that such funds, including any potential funds through the sale of our equity securities, including our ATM offering, will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

The report of our independent registered public accounting firm for the year ended December 31, 2022 states that due to our lack of revenue from commercial operations, significant losses and need for additional capital there is substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2022 and 2021:

	2022	2021
Net cash used in operating activities	$(27,342,160)	$(29,556,971)
Cash used in investing activities	(1,551,326)	(868,505)
Cash flows provided by financing activities	11,751,003	28,884,984
Effect of exchange rate changes	(39,874)	34,359
Net change in cash and cash equivalents	$(17,182,357)	$(1,506,133)

The decrease in cash used in operating activities is primarily a result of changes in operating assets and liabilities. The investing activity is related to purchases of property and equipment. The financing activity for 2022 primarily consists of the November 2022 public offering and proceeds from the ATM offering. The financing activity for 2021 primarily consists of the March 2021 public offering and proceeds from exercises of stock options and warrants.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

TFF Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TFF Pharmaceuticals, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has not generated revenue from commercial operations since inception, has incurred significant losses and needs to raise additional capital to fund its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

March 31, 2023

TFF PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS

Current assets:
Cash and cash equivalents	$16,612,315	$33,794,672
Receivable due from collaboration agreement	-	1,628,703
Research and development tax incentive receivable	186,507	966,646
Prepaid assets and other current assets	2,226,344	2,447,930
Total current assets	19,025,166	38,837,951
Operating lease right-of use asset, net	196,044	-
Property and equipment, net	3,078,342	1,859,860
Other assets	7,688	-
Note receivable - Augmenta	1,812,975	-
Total assets	$24,120,215	$40,697,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$919,607	$1,493,842
Accrued compensation	4,430	416,910
Deferred research grant revenue	126,000	50,000
Current portion of operating lease liability	80,625	-
Total current liabilities	1,130,662	1,960,752
Operating lease liability, net of current portion	110,094	-
Total liabilities	1,240,756	1,960,752

Commitments and contingencies (see Note 4)

Stockholders’ equity:
Common stock; $0.001 par value, 45,000,000 shares authorized; 36,193,085 and 25,371,781 shares issued and outstanding as of December 31, 2022 and 2021, respectively	36,193	25,372
Additional paid-in capital	120,070,983	104,078,968
Accumulated other comprehensive loss	(139,295)	(48,921)
Accumulated deficit	(97,088,422)	(65,318,360)
Total stockholders’ equity	22,879,459	38,737,059
Total liabilities and stockholders’ equity	$24,120,215	$40,697,811

The accompanying notes are an integral part of these consolidated financial statements.

TFF PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2022	2021
CONSOLIDATED STATEMENTS OF OPERATIONS

Grant revenue	$495,805	$88,161
Operating expenses:
Research and development	18,496,340	21,300,865
General and administrative	13,796,255	10,573,954
Total operating expenses	32,292,595	31,874,819

Loss from operations	(31,796,790)	(31,786,658)

Other income:
Other income	-	696,714
Interest income	26,728	51,232
Total other income	26,728	747,946

Net loss	$(31,770,062)	$(31,038,712)

Net loss per share, basic and diluted	$(1.06)	$(1.25)

Weighted average common shares outstanding, basic and diluted	29,979,776	24,820,971

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss	$(31,770,062)	$(31,038,712)
Other comprehensive loss:
Foreign currency translation adjustments	(90,374)	2,617
Comprehensive loss	$(31,860,436)	$(31,036,095)

The accompanying notes are an integral part of these consolidated financial statements.

TFF PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2021	22,534,874	$22,535	$71,648,453	$(51,538)	$(34,279,648)	$37,339,802
Sale of common stock, net of offering costs	2,140,000	2,140	28,012,879	-	-	28,015,019
Issuance of common stock for stock option exercises	252,156	252	689,500	-	-	689,752
Issuance of common stock for warrant exercises	444,751	445	179,768	-	-	180,213
Stock-based compensation	-	-	3,548,368	-	-	3,548,368
Foreign currency translation adjustment	-	-	-	2,617	-	2,617
Net loss	-	-	-	-	(31,038,712)	(31,038,712)
Balance, December 31, 2021	25,371,781	25,372	104,078,968	(48,921)	(65,318,360)	38,737,059
Sales of common stock through the at-the-market offering, net of offering costs	104,011	104	404,451	-	-	404,555
Sales of common stock and warrants through public offering, net of offering costs	10,675,001	10,675	11,224,951	-	-	11,235,626
Issuance of common stock for stock option exercises	42,292	42	110,780	-	-	110,822
Stock-based compensation	-	-	4,251,833	-	-	4,251,833
Foreign currency translation adjustment	-	-		(90,374)	-	(90,374)
Net loss	-	-	-	-	(31,770,062)	(31,770,062)
Balance, December 31, 2022	36,193,085	$36,193	$120,070,983	$(139,295)	$(97,088,422)	$22,879,459

The accompanying notes are an integral part of these consolidated financial statements.

TFF PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(31,770,062)	$(31,038,712)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,251,833	3,548,368
Depreciation and amortization	388,221	111,453
Changes in operating assets and liabilities:
Receivable due from collaboration agreement	(184,272)	(1,628,703)
Research and development tax incentive receivable	751,403	(997,802)
Prepaid assets and other current assets	181,604	(203,363)
Accounts payable	(577,105)	209,193
Accrued compensation	(412,480)	416,910
Deferred revenue	76,000	25,685
Operating lease obligation	(47,302)	-
Net cash used in operating activities	(27,342,160)	(29,556,971)

Cash flows from investing activities:
Purchases of property and equipment	(1,551,326)	(868,505)
Net cash used in investing activities	(1,551,326)	(868,505)

Cash flows from financing activities:
Net proceeds from issuances of common stock	404,555	28,015,019
Net proceeds from issuances of common stock and warrants	11,235,626	-
Proceeds from issuance of common stock for stock option exercises	110,822	689,752
Proceeds from issuance of common stock for warrant exercises	-	180,213
Net cash provided by financing activities	11,751,003	28,884,984

Effect of exchange rate changes on cash and cash equivalents	(39,874)	34,359

Net change in cash and cash equivalents	(17,182,357)	(1,506,133)
Cash and cash equivalents at beginning of year	33,794,672	35,300,805
Cash and cash equivalents at end of year	$16,612,315	$33,794,672

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of warrants	$-	$416
ROU asset obtained for new operating lease	$238,021	$-
Conversion of collaboration receivable to note receivable	$1,812,975	$-
Purchases of equipment included in accounts payable	$13,400	$-

The accompanying notes are an integral part of these consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2022 and 2021

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

ATM Offering

On June 10, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as agent, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $35.0 million in an “at-the-market” (“ATM”) offering, to or through the agent. From July 2022 through September 30, 2022, the Company sold 104,011 shares of its common stock at average price of $5.96 per share resulting in net proceeds of approximately $405,000, after deducting sales agent commissions and offering expenses.

November 2022 Public Offering

In November 2022, the Company completed a public offering (“November 2022 Offering”), selling 9,282,609 shares of common stock and warrants to purchase up to 4,641,305 shares of common stock at an offering price of $1.15 per share. The Company received gross proceeds of approximately $10,675,000. In addition, the Company granted the underwriter a 45-day option to purchase an additional 15% of the number of shares of common stock and warrants at the public offering price, less underwriting discounts and commissions. The option was exercised in November 2022 and the underwriter purchased an additional 1,392,392 shares of common stock and warrants to purchase up to 696,196 shares of common stock and the Company received additional gross proceeds of approximately $1,601,251. The Company received net proceeds of $11,235,626, after deducting underwriting discounts and offering-related expenses.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared under the assumption the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

For the years ended December 31, 2022 and 2021, the Company reported a net loss of $31.8 million and $31.0 million, respectively, and negative cash from operations of $27.3 million and $29.6 million, respectively. As of December 31, 2022, the Company had cash and cash equivalents of approximately $16.6 million, a working capital surplus of approximately $17.9 million and an accumulated deficit of $97.1 million. The Company has not generated revenues from commercial operations since inception and expects to continue incurring losses for the foreseeable future and needs to raise additional capital to continue the pursuit of its product development. As discussed in Note 1, during 2022, the Company sold shares of its common stock under the ATM offering resulting in net proceeds of approximately $405,000 and sold shares of its common stock and warrants to purchase shares of common stock in the November 2022 Offering for net proceeds of $11.2 million.

Management believes that the Company does not have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing. Additionally, in view of the Company’s expectation to incur significant losses for the foreseeable future it will be required to raise additional capital resources in order to fund its operations, although the availability of, and the Company’s access to such resources, is not assured. Accordingly, management believes that there is substantial doubt regarding the Company’s ability to continue operating as a going concern through at least the next twelve months from the date of this filing

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2022 and 2021

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Geographic Concentrations

The Company conducts business in the U.S. and Australia. As of December 31, 2022 and 2021, the Company maintained 100% of its net property and equipment in the U.S.

Cash and Cash Equivalents

The Company maintains its operating accounts in financial institutions in the U.S. and in Australia. The balances are insured up to specified limits. The Company’s cash is maintained in checking accounts and money market funds with maturities of less than three months when purchased, which are readily convertible to known amounts of cash, and which in the opinion of management are subject to insignificant risk of loss in value. As of December 31, 2022 and 2021, the Company had cash in Australia of AUD$1,028,616 (US$699,977) and AUD$831,984 (US$604,944), respectively.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company calculates depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to five years for furniture, fixtures, lab and computer equipment and software. Assets held within construction in progress are not depreciated. Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for its intended use. As of December 31, 2022 and 2021, approximately $1,493,000 and $431,000, respectively, of the Company’s property and equipment consisted of lab equipment that are considered construction in progress. Expenditures for repairs and maintenance of assets are charged to expense as incurred.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2022 and 2021

Leases

At the inception of an arrangement, the Company determines whether an arrangement is or contains a lease based on the facts and circumstances present in the arrangement. An arrangement is or contains a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases with a term greater than one year are recognized on the consolidated balance sheets as operating lease right-of-use assets and current and long-term operating lease liabilities, as applicable. The Company has elected not to recognize on the consolidated balance sheets leases with terms of 12 months or less. The Company typically only includes the initial lease term in its assessment of a lease arrangement. Options to extend a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are not recorded as a tax benefit or expense in the current year. The Company recognizes interest and penalties, if any, related to uncertain tax positions in interest expense. No interest and penalties related to uncertain tax positions were accrued at either December 31, 2022 or 2021.

The Company follows authoritative guidance which requires the evaluation of existing tax positions. The Company files in the federal and various state jurisdictions. Management has analyzed all open tax years, as defined by the statute of limitations, for all major jurisdictions. Open tax years are those that are open for examination by taxing authorities. The Company’s tax years since its incorporation in 2019 and forward are subject to examination by tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2022 and 2021

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

Funds received from the Feasibility Agreements are recorded as revenue as the Company is the principal participant in the arrangement because the activities under the Feasibility Agreements are part of the Company’s development programs. In those instances where the Company first receives consideration in advance of providing underlying services, the Company classifies such consideration as deferred revenue until (or as) the Company provides the underlying services. In those instances where the Company first provides the underlying services prior to its receipt of consideration, the Company records a grant receivable. During the years ended December 31, 2022 and 2021, the Company rendered the related services and recognized revenue and research and development expenses of $495,805 and $88,161, respectively. As of December 31, 2022 and 2021, the Company had receivables due related to Feasibility Agreements of $92,781 and $11,996, respectively, which is included in prepaid assets and other current assets in the accompanying consolidated balance sheets, and deferred grant revenue of $126,000 and $50,000, respectively.

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

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2022 and 2021

As the Company has determined that it has reasonable assurance that it will receive the cash refund for eligible research and development expenditures, beginning with expenditures incurred during the year ended December 31, 2021, the Company records the Australian Tax Incentive as a reduction to research and development expenses as the Australian Tax Incentive is not dependent on the Company generating future taxable income, the Company’s ongoing tax status, or tax position. At each period end, management estimates the refundable tax offset available to the Company based on available information at the time. This percentage of eligible research and development expenses reimbursable under the Australian Tax Incentive is 43.5% for the years ended December 31, 2022 and 2021. In addition, the Company is also eligible to receive amounts from the IRS related to research and development tax credits for expenditures.

The research and development incentive receivable represents an amount due in connection with the Australian Tax Incentive and from the IRS. The Company has recorded a research and development tax incentive receivable of $186,507 and $966,646 as of December 31, 2022 and 2021, respectively, in the consolidated balance sheets. The Company has recorded other income of $0 and $696,714, in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively, related to refundable research and development incentive program payments for expenditures incurred during 2020. The Company recorded a reduction to research and development expenses of $274,863 and $997,801 during the years ended December 31, 2022 and 2021, respectively, for expenditures incurred during those respective years.

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

For the years ended December 31, 2022 and 2021, the Company had the following potential common stock equivalents outstanding which were not included in the calculation of diluted net loss per common share because inclusion thereof would be anti-dilutive:

	Years Ended December 31,
	2022	2021
Stock Options	2,909,057	2,893,839
Warrants	5,751,734	389,233
	8,660,791	3,283,072

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

Common Stock Warrants

The Company classifies as equity any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) that contain reset provisions that do not qualify for the scope exception. The Company assesses classification of its common stock warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s freestanding derivatives consist of warrants to purchase common stock that were issued in connection with services provided to the Company and the November 2022 Offering. The Company evaluated these warrants to assess their proper classification and determined that the common stock warrants meet the criteria for equity classification in the consolidated balance sheet. The warrants issued for services provided to the Company are measured at fair value, which the Company determines using the Black-Scholes-Merton option-pricing model.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2022 and 2021

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

The Company has experienced COVID-19 related delays in its Phase 2 clinical trials for TFF Voriconazole Inhalation Powder (“TFF VORI”) and TFF Tacrolimus Inhalation Powder (“TFF TAC”). While the Company believes it will be able to effectively manage the delays, there can be no assurance that its operations, including the development of its drug candidates, will not be disrupted or materially adversely affected in the future by the COVID-19 pandemic or an epidemic or outbreak of an infectious disease like the outbreak of COVID-19.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020- 06 on its consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the consolidated financial statements.

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

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2022 and 2021

Supplemental balance sheet information related to leases was as follows:

December 31, 2022
Operating leases:
Operating lease right-of-use assets	$196,044

Operating lease liability - current portion	$80,625
Operating lease liability - long-term portion	110,094
Total operating lease liabilities	$190,719

Supplemental lease expense related to leases was as follows:

		For The Years Ended December 31,
Lease	Statement of Operations Classification	2022	2021
Operating lease cost	Research and development	$51,975	$-
Short-term lease cost	Research and development	20,815	42,000
Short-term lease cost	General and administrative	83,870	36,000
Total lease expense		$156,660	$78,000

Other information related to operating leases:

December 31, 2022
Weighted-average remaining lease term	2.4 years
Weighted-average discount rate	8%

Supplemental cash flow information related to operating leases was as follows:

	For The Years Ended December 31,
	2022	2021
Cash paid for operating lease liabilities	$57,300	$-

Approximate future minimum lease payments under non-cancellable leases (including short-term leases) are as follows:

Fiscal Year Ending December 31,
2023	$112,000
2024	91,000
2025	38,000
Total minimum lease payments	241,000
Less: Imputed interest	(19,000)
Total	$222,000

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2022 and 2021

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

In May 2018, the Company entered into a master services agreement and associated individual study contracts with ITR Canada, Inc. (“ITR”) to provide initial contract pre-clinical research and development services for the Company’s drug product candidates. In January 2019, the Company cancelled all of the individual study contracts with ITR and entered into contracts with 11036114 Canada Inc. (initially dba VJO Non-Clinical Development and now dba Strategy Point Innovations (“SPI”)) and 11035835 Canada Inc., (dba Periscope Research) to complete additional pre-clinical research and development services in order to take advantage of eligible Canadian Tax Credits. The services related to the contract with SPI were sub-contracted to ITR and others under substantially the same terms as the initial contract with ITR. Desire Ventures, LLC facilitates the invoicing for the various affiliates. There was no accounts payable due in connection with this agreement as of December 31, 2022 and 2021. During the years ended December 31, 2022 and 2021, the Company recorded research and development costs of approximately $2,419,000 and $4,789,000, respectively.

In April 2019, the Company entered into a master services agreement with Societal CDMO (formally known as Irisys, LLC) to provide contract manufacturing services for one of the Company’s drug product candidates, TFF VORI. The Company had a credit due in connection with this agreement of approximately $25,000 as of December 31, 2022 and accounts payable due in connection with this agreement was approximately $21,000 as of December 31, 2021. During the years ended December 31, 2022 and 2021, the Company recorded research and development costs of approximately $974,000 and $1,940,000, respectively.

In January 2020, TFF Australia entered into a master consultancy agreement with Novotech (Australia) Pty Ltd. (formally known as Clinical Network Services Pty Ltd.) to provide initial contract clinical research and development services for the Company’s drug product candidates. The accounts payable due in connection with this agreement was approximately AUD$22,000 (US$15,000) and AUD$138,000 (US$100,000) as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company recorded research and development costs of approximately AUD$761,000 (US$527,000) and AUD$2,080,000 (US$1,561,000), respectively, pertaining to this agreement.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2022 and 2021

In May 2020, TFF Australia entered into an amended clinical trial research agreement with Nucleus Network Pty Ltd. to provide a Phase I study of one of the Company’s drug candidates, TFF TAC. The accounts payable due in connection with this agreement was approximately $0 and AUD$161,000 (US$117,000) as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company recorded research and development costs of approximately $0 and AUD$714,000 (US$536,000), respectively, pertaining to this agreement.

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

In January 2021, the Company entered into a master services agreement with Experic to provide contract manufacturing services for one of the Company’s drug product candidates, TFF VORI. The accounts payable due in connection with this agreement was approximately $176,000 and $313,000, respectively, as of December 31, 2022 and 2021. During the years ended December 31, 2022 and 2021, the Company recorded research and development costs of approximately $1,935,000 and $1,823,000, respectively, pertaining to this agreement.

In January 2022, the Company entered into a Letter of Intent with Synteract, Inc. to provide contract research and development services, which was replaced by a Master Services Agreement entered into in May 2022, for one of the Company’s drug product candidates, TFF VORI. The accounts payable due in connection with this agreement was approximately $191,000 as of December 31, 2022. During the year ended December 31, 2022, the Company recorded research and development costs of approximately $2,743,000 pertaining to this agreement.

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

The Parties will share development costs with each party funding its fifty-percent-share at specified times. In the event that one of the Parties fails to make its pro rata share payment, the other party may terminate the JDA. In lieu of terminating the JDA, the non-defaulting party may elect to continue the JDA by paying the delinquent amount and each party’s pro rata share of the JDA will automatically adjust by the amount paid. In addition, in the event Augmenta experienced a default on its required payment, Augmenta had the one-time right to elect to require the Company to purchase Augmenta’s interest in the JDA (“Put Right”) for a one-time fee of $500,000. Upon exercise of the Put Right and payment by the Company, Augmenta would grant the Company an exclusive, worldwide, royalty-free, transferable, sublicensable license to the Augmenta antibody and Augmenta’s rights to the property developed under the JDA. The Company determined that the likelihood of the Put Right being exercised to be remote. The Put Right was eliminated in connection with a convertible note purchase agreement (see below and Note 10).

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2022 and 2021

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

The Company records its portion of the research and development expenses as the related expenses are incurred. All payments received or amounts due from Augmenta for reimbursement of shared costs are accounted for as an offset to research and development expense. During the years ended December 31, 2022 and 2021, the Company recorded research and development expenses of $341,840 and $1,626,153, respectively, and has recorded a receivable of $1,812,975 and $1,628,703 for reimbursement due from Augmenta as of December 31, 2022 and 2021, respectively.

Effective January 1, 2023, the Company and Augmenta entered into a convertible note purchase agreement (“Augmenta Note”) in which the receivable due from Augmenta was converted into a convertible note receivable (see Note 10). The Augmenta Note satisfies Augmenta’s requirement to fund its fifty-percent-share of the development costs under the JDA. In addition, the Company and Augmenta agreed to suspend the development work under the JDA. The Augmenta Note has a maturity date of January 1, 2026; therefore, the Company has reflected the amount due under the Augmenta Note as a long-term note receivable as of December 31, 2022.

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

ATM Offering

From July 2022 through September 30, 2022, the Company sold 104,011 shares of its common stock through the ATM offering at average price of $5.96 per share resulting in net proceeds of approximately $405,000, after deducting sales agent commissions and offering expenses.

November 2022 Public Offering

In November 2022, the Company completed the November 2022 Offering, selling 9,282,609 shares of common stock and warrants to purchase up to 4,641,305 shares of common stock at an offering price of $1.15 per share. The Company received gross proceeds of approximately $10,675,000. In addition, the Company granted the underwriter a 45-day option to purchase an additional 15% of the number of shares of common stock and warrants at the public offering price, less underwriting discounts and commissions. The option was exercised in November 2022 and the underwriter purchased an additional 1,392,392 shares of common stock and warrants to purchase up to 696,196 shares of common stock and the Company received additional gross proceeds of approximately $1,601,251. The Company received net proceeds of $11,235,626, after deducting underwriting discounts and offering-related expenses.

Stock Option Exercises

During the year ended December 31, 2021, 252,156 shares of common stock were issued in connection with the exercise of stock options for total proceeds of $689,752.

During the year ended December 31, 2022, 42,292 shares of common stock were issued in connection with the exercise of stock options for total proceeds of $110,822.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2022 and 2021

Warrant Exercises

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

In connection with the November 2022 Offering, the Company issued warrants to purchase 5,337,501 shares of common stock. Each warrant is immediately exercisable on the date of issuance at an exercise price of $1.29 per share and expires five years from the date of issuance. The Company evaluated these warrants to assess their proper classification and determined that the warrants meet the criteria for equity classification in the consolidated balance sheet.

A summary of warrant activity for the years ended December 31, 2022 and 2021 is as follows:

	Number of Shares	Range of Exercise Prices	Weighted- Average Exercise Prices	Weighted- Average Remaining Life
Outstanding at January 1, 2021	817,355	$0.01 – $6.25	$2.68	3.7
Issued	25,000	15.90	15.90	—
Exercised	(453,122)	0.01 – 6.25	0.74	—
Outstanding at December 31, 2021	389,233	2.50 – 15.90	5.79	4.4
Issued	5,362,501	1.29-5.70	1.31	—
Exercised	—	—	—	—
Outstanding at December 31, 2022	5,751,734	$1.29 – $15.90	$1.61	4.8

The warrants outstanding at December 31, 2022 had an aggregate intrinsic value of approximately $0.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2022 and 2021

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

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the years ended December 31, 2022 and 2021 for stock options and warrants:

	Years Ended December 31,
	2022	2021
Research and development	$908,712	$459,492
General and administrative	3,343,121	3,088,876
	$4,251,833	$3,548,368

As of December 31, 2022, there was approximately $5,220,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.1 years.

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

The Company estimated the fair value of employee and nonemployee stock options using the Black-Scholes option pricing model. The fair value of stock options issued was estimated using the following assumptions:

	Years Ended December 31,
	2022	2021
Weighted average exercise price	$3.71	$8.86
Weighted average grant date fair value	$2.84	$6.83
Assumptions
Expected volatility	90-97%	89-97%
Expected term (in years)	5.3-10.0	6.0-10.0
Risk-free interest rate	2.41-4.20%	0.81-1.55%
Expected dividend yield	0.00%	0.00%

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

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2022 and 2021

The following table summarizes stock option activity during the years ended December 31, 2022 and 2021:

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2021	2,610,495	$5.63	8.60	$22,789,233
Granted	535,500	8.86	—	—
Exercised	(252,156)	2.74	—	—
Outstanding at December 31, 2021	2,893,839	$6.48	8.05	$9,932,413
Granted	456,393	3.71	—	—
Exercised	(42,292)	2.62	—	—
Exercised	(398,883)	7.53	—	—
Outstanding at December 31, 2022	2,909,057	$5.96	7.46	$24,279
Exercisable at December 31, 2022	1,189,267	$5.50	6.69	$—

Option Modifications

Effective March 21, 2022, one of the members of the Company’s board of directors, Dr. Brian Windsor, resigned. As part of his resignation from the board of directors, modifications were made to Dr. Windsor’s vested and non-vested stock option awards including acceleration of certain non-vested option awards and the extension of the post-termination exercise period of certain stock option awards. During the year ended December 31, 2022, in accordance with ASC Topic 718, Compensation-Stock Compensation, the Company recorded a one-time, non-cash incremental compensation expense net of the required reversal of previously recognized compensation attributed to non-vested shares in the amount of approximately $339,000, which is included in general and administrative expense in the accompanying consolidated statements of operations.

Effective December 4, 2022, the Company’s CEO, Glenn Mattes, resigned. As part of his resignation, modifications were made to certain of Mr. Mattes’ vested stock option awards to extend the post-termination exercise period of these stock option awards. During the year ended December 31, 2022, in accordance with ASC 718, the Company recorded a one-time, non-cash incremental compensation expense in the amount of approximately $160,000, which is included in general and administrative expense in the accompanying consolidated statements of operations.

NOTE 9 – INCOME TAXES

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2022 and 2021. The Company accounts for income taxes in accordance with ASC 740, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2022 and 2021

The Company’s income tax expense for the years ended December 31, 2022 and 2021 are summarized below:

	December 31,
	2022	2021
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	$-	$-
Deferred:
Federal	$(7,871,979)	$(6,076,003)
State	-	-
Foreign	453,410	(240,902)
Change in valuation allowance	7,418,569	6,316,905
Total deferred	-	-
Income tax provision (benefit)	$-	$-

The Company’s deferred tax assets are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$15,321,270	$13,087,758
Research and development tax credit	2,384,554	785,761
Section 174 amortization	3,437,763	-
Intangibles	175,334	143,854
Stock compensation	1,029,447	1,054,242
Accruals and other	(173)	-
Total deferred tax assets	22,348,195	15,071,615
Valuation allowances	(22,348,195)	(15,071,615)
Net deferred tax assets	$-	$-

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	December 31,
	2022	2021
Statutory rate	21.00%	21.00%
State rate	0.00%	0.00%
Foreign	(0.31)%	(0.54)%
Permanent book/tax differences	(0.94)%	(1.95)%
Research and development credit	5.03%	1.07%
Changes in valuation allowance	(24.78)%	(19.58)%
Total	-	-

As of December 31, 2022 and 2021, the Company had gross federal income tax net operating loss (“NOL”) carryforwards of $71,906,839 and $59,111,972, respectively, and federal research tax credits of $3,179,405 and $1,047,681, respectively. Additionally, the Company had gross foreign income tax net operating loss carryforwards of $736,112 and $2,247,481 as of December 31, 2022 and 2021, respectively. The federal and foreign NOL have an indefinite life while the federal research tax credits will expire by 2042.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2022 and 2021

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

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA introduced new provisions including a 15% corporate alternative minimum tax for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-tax-year period and a 1% excise tax surcharge on stock repurchases. The IRA is applicable for tax years beginning after December 31, 2022 and had no benefit to the consolidated financial statements for any of the periods presented, and the Company does not expect it to have a direct material impact on its future results of operations, financial condition, or cash flows.

Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its deferred tax assets at December 31, 2022.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2022, the Company had a reserve for uncertain tax positions of $794,851, and no interest or penalties have been charged to the Company for the years ended December 31, 2022 and 2021. If incurred, the Company will classify any interest and penalties as a component of interest expense and operating expense, respectively. If recognized, $794,851 of the reserve for uncertain tax positions would favorably affect the Company’s effective tax rate.

A reconciliation of the change in the unrecognized tax positions for the year ended December 31, 2022 is as follows:

Federal and State
Balance at December 31, 2021	$261,920
Additions for tax positions related to current year	532,931
Decreases for tax positions related to prior years	-
Balance at December 31, 2022	$794,851

NOTE 10 – SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2022 through the filing date of this Annual Report. Based on its evaluation, nothing other than the events described below need to be disclosed.

Effective January 1, 2023, the Company and Augmenta entered into the Augmenta Note in which a receivable due from Augmenta in connection with the JDA was converted into a convertible note receivable (see Note 5). Under the terms of the Augmenta Note, Augmenta agreed to pay the principal amount of $1,812,975 to the Company. The Augmenta Note accrues interest at a rate of 6% per annum and has a maturity date of the earlier of (i) January 1, 2026 (“Maturity Date”), or (ii) upon the occurrence and during the continuance of an event of default. Accrued interest shall be payable at maturity.

The Company has the following optional conversion rights under the Augmenta Note:

●	The Company may convert, at any time and at its option, all outstanding principal and accrued and unpaid interest into shares of Augmenta common stock at a price per share equal to an amount obtained by dividing $15,000,000 by the number of outstanding shares of Augment common stock on a fully diluted basis (“Conversion Price”).

●	If Augmenta completes a private placement sale of its preferred stock in the amount less than $15,000,000, the Company may convert, at its option, all outstanding principal and accrued and unpaid interest into shares of the same security in such financing at a per share price equal to the lower of the Conversion Price or the price per share sold in the financing.

In addition, the outstanding principal and accrued and unpaid interest under the Augmenta Note will automatically convert in the following scenarios:

●	If Augmenta completes a financing with gross proceeds of at least $15,000,000 (“Qualified Financing”) on or before the Maturity Date, then the outstanding principal and accrued and unpaid interest shall automatically convert into the same security at a price per share equal to the lower of the Conversion Price or the price per share sold in the Qualified Financing.

●	If Augmenta completes an underwritten public offering with gross proceeds of at least $35,000,000 (“Qualified IPO”) on or before the Maturity Date, then the outstanding principal and accrued and unpaid interest shall automatically convert into the same security at a price per share equal to the lower of the Conversion Price or the price per share sold in the Qualified IPO.

●	If a change of control occurs prior to the payment in full of the principal amount of the Augmenta Note, then the Company will be paid all outstanding principal and accrued and unpaid interest, plus a premium of 100% of the outstanding principal.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022 in ensuring all material information required to be filed has been made known in a timely manner.

(b) Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2022 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, and based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth information regarding the current executive officers and directors of the Company as of March 24, 2022.

Name	Age	Position
Harlan Weisman, M.D.	70	President, Chief Executive Officer and Vice-Chairman of the Board
Kirk Coleman	50	Chief Financial Officer
Christopher Cano	52	Chief Operating Officer and Vice President of Business Development
Zamaneh Mikhak, M.D.	58	Chief Medical Officer
Aaron Fletcher, Ph.D. (a), (b), (c)	42	Chairman of the Board, Independent Director
Brandi Roberts (a), (c)	49	Independent Director
Robert S. Mills (c)	70	Independent Director
Stephen C. Rocamboli (a), (b)	51	Independent Director

(a)	Member of the Audit Committee of our Board.
(b)	Member of the Compensation Committee of our Board.
(c)	Member of the Nominating and Corporate Governance Committee of our Board.

Harlan Weisman, M.D. has served as our President and Chief Executive Officer since December 2022, and as a member of our Board since December 2018. Since 2012, Dr. Weisman has also been Managing Director of And-One Consulting, LLC, which is engaged in the business of advising medical product companies, investment firms, and government and non-government healthcare organizations in formulating and implementing strategies for driving innovation in healthcare products and services. Since 2014, Dr. Weisman has also served as Executive Chairman of the Board of 3Dbio Therapeutics, a company using 3D bioprinting technology to develop whole tissue implants that fully integrate into the body. Dr. Weisman was co-founder, Chairman and Chief Executive Officer of Flame Biosciences, Inc. a clinical stage company focused on the research, development and commercialization of transformative therapies for cancer, from January 2020 to January 2022. From February 2016 through 2019, Dr. Weisman served as co-founder and Chief Scientific Officer for Mycrobiomics, a company developing counseling and educational material to help consumers to understand the microbiome and improve their health and well-being. Between December 2012 and December 2013, Dr. Weisman was Chairman and Chief Executive Officer of Coronado Biosciences, a biopharmaceutical company developing novel immunotherapies for autoimmune diseases and cancer. Between 2012 and 2019, Dr. Weisman served on the Board of Directors of ControlRad, Inc, a medical device company developing technology to reduce radiation exposure during fluoroscopic procedures. Dr. Weisman also served on the Board of Directors of Caelum Biosciences, Inc. from 2019 until its acquisition by AstraZeneca in 2021. Since 2012, Dr. Weisman has also been a senior advisor to CRG, an investment management firm making structured debt and equity investments in healthcare companies. Since 2016, Dr. Weisman has been a venture advisor to the Israel Biotech Fund, which invests and develops clinical-stage biotechnology companies based in Israel. From 2010 to 2016, Dr. Weisman served on the Board of Governors of the Patient Centered Outcomes Research Institute, established by the U.S. Congress as part of the Patient Protection and Affordable Care Act of 2010. Dr. Weisman was the Chief Science and Technology Officer of the Johnson & Johnson Medical Devices and Diagnostics Group from 2006 to 2012 and served as Chairman of the J&J Worldwide R&D Council. Dr. Weisman was Company Group Chairman of J&J Pharmaceutical Research & Development from 2004 to 2006.

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

Zamaneh Mikhak, M.D. has served as our Chief Medial officer since January 2023. Dr. Mikhak is a physician-scientist Board Certified in Allergy and Immunology with over 23 years of clinical experience and 18 years of basic and translational research experience. Her industry experience spans across big pharma and small biotech, including biologics and small molecules in rare and common diseases in multiple therapeutic areas. Dr. Mikhak most recently served as Senior Vice President, Head of Clinical Development for Cogent Biosciences, where she oversaw the clinical development function across the company’s major clinical programs. Prior to Cogent, she served as Vice President, Clinical Development at Boston Pharmaceuticals where she led the strategy and clinical development of Avizakimab and executed a global Phase 2 study in systemic lupus erythematosus during the pandemic. Previously, as Senior Director at Kiniksa Pharmaceuticals, Dr. Mikhak advanced Vixarelimab from the preclinical stage into Phase 2 studies in seven indications in approximately two years and generated data towards a successful IPO. Prior to joining Kiniksa, she served as Translation Medicine Lead for early-stage programs across the portfolio at Sanofi Genzyme and led a program in food allergy. Prior to her industry experience, Dr. Mikhak spent over 20 years in clinical practice. From 2006-2014, she practiced medicine at Massachusetts General Hospital, where she provided care to patients with a variety of atopic and immunologic diseases. During her tenure with Boston Children’s Hospital, she established the Healthy Link Asthma Education Program that identified and treated approximately 300 patients with high-risk asthma. Dr. Mikhak was an Assistant Professor at Harvard Medical School and conducted basic and translational research as an NIH funded Principal Investigator. She is the lead author on numerous high-profile scientific publications. Dr. Mikhak is Board Certified in Allergy and Immunology. She completed her Fellowship in Allergy and Immunology at Boston Children’s Hospital and completed her Residency in Pediatrics at Children’s National Medical Center in Washington, D.C. She received her M.D. from the University of Pennsylvania School of Medicine and her B.A. in Biology with distinction in Cell Biology from Boston University.

Aaron Fletcher, Ph.D. has served as a member of our Board since January 2018 and has served as the Chairman of the Board since December 2018. Since 2012, Dr. Fletcher has served as founder and President of Bios Research, a financial services firm that provides public equity research in the healthcare industry tailored to institutional firms and large family offices. Since 2014, Dr. Fletcher has also served as Managing Partner of Bios Partners, LP, a venture capital firm focused on investment in early-stage and growth-stage biotech and medical device companies. Dr. Fletcher also serves as a director of LTI, Cue Biopharma, Inc (Nasdaq: CUE), Actuate Therapeutics and CogRx Therapeutics. Dr. Fletcher holds a Ph.D. in Biochemistry from Colorado State University and serves as a visiting professor at Dallas Baptist University. Dr. Fletcher has worked as an independent consultant for the biotech/healthcare equity industry for over ten years.

We believe that Dr. Fletcher’s significant experience and knowledge of the pharmaceutical industry as a research analyst, venture investor and academic qualifies him to serve on our Board.

Brandi Roberts has served as a member of our Board since March 25, 2022. Ms. Roberts has more than 25 years of public accounting and finance experience, including 22 years at publicly traded pharmaceutical, medical technology, and life science companies. Ms. Roberts has served as the Chief Financial Officer of Longboard Pharmaceuticals, Inc., a publicly traded clinical stage biopharmaceutical company, since January 2021. Previously, Ms. Roberts served as Chief Financial Officer of Lineage Cell Therapeutics, Inc., a publicly traded clinical-stage biotechnology company, from January 2019 to January 2021. Ms. Roberts served as Chief Financial Officer of REVA Medical, Inc., a medical device company, from August 2017 to January 2019. Subsequently, Reva filed a prepackaged voluntary Chapter 11 bankruptcy petition on January 14, 2020 and emerged from bankruptcy protection in United States effective February 26, 2020. Ms. Roberts previously served as Chief Financial Officer of Mast Therapeutics, Inc., a publicly traded biopharmaceutical company, from January 2013 to April 2017, and as its Senior Vice President, Finance, from March 2011 to January 2013. Previously, she held senior positions at Alphatec Spine, Inc., Artes Medical, Inc., Stratagene Corporation, and Pfizer, Inc. Ms. Roberts currently serves as Chair of the Southwest Chapter of the Association of Bioscience Financial Officers and has served on the Board of Temple Therapeutics BV since November 2019. Ms. Roberts is a certified public accountant with the State of California and received her B.S. degree in business administration from the University of Arizona and her M.B.A. from the University of San Diego.

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

Stephen C. Rocamboli has served as a member of our Board since December 2018. Mr. Rocamboli has served as Chief Executive Officer of Perla Therapeutics, Inc., a developer of antibody therapeutics for the treatment of cancer, since July 2020. Mr. Rocamboli has served as Chief Business Officer, General Counsel and Corporate Secretary of Advantagene, Inc., d/b/a Candel Therapeutics, a privately held immune-oncology company based in Needham, Massachusetts, between April 2015 and May 2020. Between 2010 and April 2015, Mr. Rocamboli served as general partner of Integrin Partners, LLC, a consulting firm providing corporate development and strategic transaction advisory and general counsel services to life science companies, investors and entrepreneurs. Between 2010 and 2012, Mr. Rocamboli also served as partner of Beijing International Group, an international affiliate of Integrin Partners. Between 2014 and 2015, Mr. Rocamboli also served as Special Counsel to Wyrick Robbins Yates & Ponton, LLP, focusing on life sciences transactions. Between 2008 and 2018, Mr. Rocamboli was a co-founder and served as President of Pear Tree Pharmaceuticals, a development stage pharmaceutical company focused on the development and commercialization of innovative pharmaceuticals that address the unique unmet needs of aging women and women with breast cancer until its sale to Daré Bioscience, Inc. Prior to joining Pear Tree, Mr. Rocamboli was Senior Managing Director and General Counsel of Paramount BioCapital and its affiliated companies between 2004 and 2007, and was Deputy General Counsel of Paramount from 1999 to 2004. During his tenure at Paramount he was also Partner at Orion Biomedical Fund. Mr. Rocamboli has served as a member of the board of directors of several public and private life sciences companies, including Foresight Biotherapeutics (sold to Shire Pharmaceuticals in 2015) and currently serves as a member of the board of directors of two privately held life sciences companies in New York. Mr. Rocamboli received his B.A. degree from The State University of New York at Albany and his J.D. from Fordham University School of Law.

We believe that Mr. Rocamboli’s significant experience and knowledge of the pharmaceutical industry as a counsel and entrepreneur, and his service on other corporate boards, qualifies him to serve on our Board.

Corporate Governance

Audit Committee

Our Audit Committee consists of Brandi Roberts, Stephen Rocamboli and Aaron Fletcher, with Ms. Roberts serving as Chairperson. The composition of our Audit Committee meets the requirements for independence under current Nasdaq Stock Market listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Each member of our Audit Committee meets the financial literacy requirements of the Nasdaq Stock Market listing standards. Ms. Roberts is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended (“Securities Act”).

Compensation Committee Interlocks and Insider Participation

None of our independent directors, Aaron Fletcher, Ph.D., Brandi Roberts, Robert S. Mills or, Stephen C. Rocamboli, is currently or has been at any time one of our officers or employees, except for Mr. Mills’ service as an interim executive officer from January 2018 to December 2018. None of our executive officers currently serves, or has served during the last year, as a member of the board or compensation committee of any entity that has one or more executive officers serving as a member of our Board.

Code of Conduct

We have adopted a code of conduct for all employees, including the chief executive officer, principal financial officer and principal accounting officer or controller, and/or persons performing similar functions, which is available on our website, under the link http://ir.tffpharma.com/corporate-governance.

Item 11. Executive Compensation

Officer Compensation

The following table sets forth the compensation awarded to or earned by our chief executive officer and our two other highest paid executive officers for the years ended December 31, 2022 and 2021. In reviewing the table, please note that Glenn Mattes served as our President and Chief Executive Officer throughout 2021 and 2022 up through December 4, 2022 and Harlan Weisman, M.D. was appointed to serve as our President and Chief Executive Officer on December 4, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Total
Glenn Mattes,	2022	$475,000	$--	$--	$475,000
Former CEO	2021	$450,000	$146,250	$--	$596,250

Harlan Weisman,	2022	$41,955	$--	$--	$41,955
CEO	2021	$--	$--	$--	$--

Kirk Coleman,	2022	$309,750	$72,470	$--	$382,220
CFO	2021	$300,000	$78,500	$--	$378,500

Christopher Cano,	2022	$333,125	$20,500	$--	$353,625
COO and Business Director	2021	$325,000	$62,250	$276,920	$664,170

The dollar amounts in the Option Awards columns above reflect the values of options as of the grant date for the years ended December 31, 2022 and 2021, in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 8 to our audited consolidated financial statements.

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

We also entered into an executive employment agreement dated December 20, 2018 with Mr. Mattes, which became effective, and replaced and superseded the April 2018 agreement, upon the close of our initial public offering in October 2019. Pursuant to Mr. Mattes’ executive employment agreement, he continued to serve as our President and Chief Executive Officer. Pursuant to the December 2018 employment agreement, we agreed to pay Mr. Mattes at the rate of $33,333 per month commencing upon the close of the IPO, and on May 14, 2020 we amended Mr. Mattes’ employment agreement to increase his salary to $37,500 effective as of June 1, 2020. Mr. Mattes was eligible to receive a bonus of up to 50% of his base salary, commencing with calendar year 2019, based on performance parameters set by our Board, and was also eligible for participation in our incentive compensation plans. Mr. Mattes received a partial bonus of $146,250 for 2021. Mr. Mattes’ executive employment agreement entitled him to reasonable and customary health insurance and other benefits, at our expense, and a severance payment in the amount of 12 months of his base salary in the event of his termination by us without cause or his resignation for good reason, as such terms were defined in the executive employment agreement. Mr. Mattes’ executive employment agreement is an “at will” agreement subject to termination by either party at any time and for any reason. The agreement contained customary provisions relating to intellectual property assignment, confidentiality and indemnification.

In connection with Mr. Mattes’ resignation in December 2022, we entered into a Separation Agreement and General Release with him pursuant to which:

●	Mr. Mattes has agreed to provide certain transition services and cooperation, as requested by us, for a period of seven months from the date of his resignation;

●	We agreed to continue payment of Mr. Mattes’ monthly salary for a period of seven months, instead of the 12 months provided for under Mr. Mattes’ employment agreement;

●	We agreed to extend for a period of two years from the date of Mr. Mattes’ resignation options held by Mr. Mattes to purchase up to 450,000 shares of our common stock of the Company, which otherwise would have expired on the one-year anniversary of Mr. Mattes’ resignation: and

●	Mr. Mattes provided us and our affiliates with a general release along with customary covenants of nondisparagement and nonsolicitation.

Weisman Employment Agreement

In connection with his appointment as President and Chief Executive Officer, we entered into an executive employment agreement with Dr. Weisman pursuant to which we have agreed to pay him an annual salary of $550,000, plus a performance-based bonus of up to 50% of Dr. Weisman’s then-current salary based on performance metrics to be determined by the Board and a severance payment in the amount of 12 months of his base salary and a pro-rata target bonus for the year of termination in the event of his termination by us without cause or his resignation for good reason, as such terms are defined in the executive employment agreement. Dr. Weisman and his family are entitled to medical benefits, at the Company’s expense, on par with those offered to the other senior executive officers of the Company. Dr. Weisman is otherwise eligible to participate in all other benefit plans offered to the senior executive officers of the Company.

In connection the appointment of Dr. Weisman, we granted Dr. Weisman options to purchase up to 1,792,450 shares of our common stock over a ten-year period at an exercise price of $1.19 per share. The options shall vest during the period of Dr, Weisman’s service as chief executive officer of the Company as follows: options to purchase 298,750 shares of common stock shall vest and be immediately exercisable upon the six-month anniversary of the date of grant and options to purchase 49,790 shares of common stock shall vest and become exercisable in 30 monthly installments commencing on the seven-month anniversary of the date of grant. In the event of our termination of Dr. Weisman without cause or his resignation for good reason, as such terms are defined in his executive employment agreement, the options shall continue to vest for 12 months following his termination or resignation and all such options shall expire on the two-year anniversary of his termination or resignation. The options are granted under the Company’s 2021 Stock Incentive Plan and the termination of the options are subject to the Plan except as set forth above.

Coleman Employment Agreement

We have entered into an executive employment agreement dated February 15, 2019 with Mr. Coleman pursuant to which he serves as our Chief Financial Officer. Initially, we compensated Mr. Coleman under the employment agreement at the rate of $16,666 per month, which was amended as of December 1, 2019 to increase Mr. Coleman’s salary to $21,666 per month, and further amended on September 24, 2020 to increase Mr. Coleman’s salary to $25,000 per month. On June 7, 2022, we further amended Mr. Coleman’s employment agreement to increase his salary to $26,500 per month effective June 16, 2022.

Mr. Coleman is eligible to receive a bonus of up to 30% of his base salary, commencing with calendar year 2019, based on performance parameters set by our Board, and is also eligible for participation in our incentive compensation plans. Mr. Coleman received a partial bonus of $78,500 for 2021 and a partial bonus of $72,470 for 2022. Mr. Coleman’s employment agreement entitles him to reasonable and customary health insurance and other benefits, at our expense, and a severance payment in the amount of 12 months of his base salary in the event of his termination by us without cause or his resignation for good reason, as such terms are defined in the executive employment agreement. Mr. Coleman’s employment agreement is an “at will” agreement subject to termination by either party at any time and for any reason. The agreement contains customary provisions relating to intellectual property assignment, confidentiality and indemnification.

Cano Employment Agreement

We have entered into an executive employment agreement dated December 18, 2019, which was later amended and restated as of September 24, 2020, with Mr. Cano pursuant to which he serves as our Chief Operating Officer and Vice President of Business Development. From December 2018 to September 2020, Mr. Cano was compensated for his services at the rate of $20,834 per month. Effective as of September 24, 2020, we amended Mr. Cano’s employment agreement to increase his salary to $27,084 per month. On June 7, 2022, we further amended Mr. Cano’s employment agreement to increase his salary to $28,334 effective June 16, 2022. Mr. Cano is entitled to receive a commission of 1% of net proceeds received by the Company, up to a maximum of $1,000,000 per calendar year, from sublicenses of patent rights, provided that with respect to any net proceeds from sublicenses for which the Company is obligated to pay a third-party a sales commission, Mr. Cano’s commission rate will be 0.5% of such net proceeds. Mr. Cano is eligible to receive an annual bonus of 20% of his base salary for meeting key performance requirements, quotas, and assigned objectives determined annually by the Board. Mr. Cano received a partial bonus of $62,250 for 2021 and a partial bonus of $20,500 for 2022.

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

If a qualifying involuntary termination had occurred on December 31, 2022, our executive officers would have been eligible to receive the following amounts:

Name	Type of Payment	Termination of Employment ($)	Change in Control ($)
Harlan Weisman	Cash Severance	$550,000	$–
	Equity Acceleration	$–	$–

Kirk Coleman	Cash Severance	$318,000	$–
	Equity Acceleration	$–	$–

Christopher Cano	Cash Severance	$340,000	$–
	Equity Acceleration	$–	$–

Outstanding Equity Awards at December 31, 2022

Set forth below is information concerning the equity awards held by our named executive officers as of December 31, 2022.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable[1]	Option Exercise Price ($)	Option Expiration Date
Harlan Weisman	92,102	–	$2.50	09/26/2028
	32,845	10,949	$5.00	10/29/2029
	2,717	906	$5.00	11/19/2029
	11,250	8,750	$13.65	08/24/2030
	--	1,792,450	$1.19	12/03/2032
Kirk Coleman	91,250	18,750	$2.50	04/11/2029
	53,972	17,991	$5.00	10/28/2029
	4,400	1,480	$5.00	11/28/2029
	37,500	12,500	$5.16	12/19/2029
	22,500	17,500	$13.65	08/23/2030
Christopher Cano	7,968	532	$2.50	02/01/2029
	22,500	7,500	$5.16	12/19/2029
	18,750	11,250	$5.81	06/24/2030
	5,625	4,375	$13.65	08/23/2030
	44,156	34,344	$14.06	09/10/2030
	13,437	29,563	$7.93	09/21/2031

With regard to unexercisable options, 25% of the option award vests and first becomes exercisable on the first anniversary of the date of grant, with the remaining 75% of the option award vesting in 12 equal quarterly installments thereafter.

Director Compensation

Set forth below is a summary of the compensation we paid to our non-executive directors during the year ended December 31, 2022. In reviewing the table, please note:

●	Brandi Roberts joined our Board in March 2022;

●	Messrs. Windsor, Fairbairn and Thurman resigned from our Board in March 2022, August 2022 and September 2022, respectively; and

●	Harlan Weisman served as non-executive director until December 4, 2022, at which time he was appointed President and Chief Executive Officer and he was no longer entitled to director fees. The table below reflects only his director fees. Please “Officer Compensation” above for a summary of his executive compensation in 2022.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)		All Other Compensation ($)		Total ($)
Aaron Fletcher, Ph.D.	$35,000	$33,475		$–		$68,475
Robert S. Mills	$35,000	$33,475		$100,000	(1)	$168,475
Brandi Roberts	$28,278	$507,312	(2)	$–		$535,590
Stephen Rocamboli	$40,000	$33,475		$–		$73,475
Harlan Weisman, M.D.	$37,065	$–		$–		$37,065
Randy Thurman	$30,000	$–		$–		$30,000
Malcolm Fairbairn	$21,358	$–		$–		$21,358
Brian Windsor	$8,750	$–		$–		$8,750

(1)	Represents our payment of consulting fees to Mr. Mills during 2022.
(2)	Includes an initialoption grant, in connection with Ms. Roberts’ appointment to the Board, to purchase 95,000 shares of common stock at an exercise price of $6.90 per share.

The dollar amounts in the Option Awards columns above reflect the values of options as of the grant date for the years ended December 31, 2022, in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 8 to our audited consolidated financial statements.

We do not compensate any of our executive directors for their service as a director. During 2022, our non-executive director compensation policy provided for our payment of a quarterly $8,750 cash retainer to our non-employee directors, plus an additional $1,250 per quarter for serving as a chairman of any committee of the Board.

In December 2022, our Board, on the recommendation of the compensation committee of the Board, approved the following compensation policy for our non-executive directors commencing with the 2023 calendar year:

●	An annual Board retainer of $65,000 for the Chairperson of the Board and an annual retainer of $35,000 for all other non-executive directors;

●	An annual grant of non-qualified stock options under the 2021 Plan to purchase .075% of the issued and outstanding shares of our common stock as of the date of grant on a fully diluted basis, all such options to have a ten-year term and vest on the one-year anniversary of the date of grant;

●	Upon appointment to the Board, an initial grant of non-qualified stock options under the Plan to purchase .1875% of the issued and outstanding shares of our common stock as of the date of grant on a fully diluted basis, all such options to have a ten-year term and vest in 36 equal monthly installments, with a 12 month cliff;

●	An annual retainer of $10,000 for the chairs of the compensation committee and nominating and corporate governance committee and an annual retainer of $15,000 for the chair of the audit committee; and

●	An annual retainer of $5,000 for the other members of the compensation committee and nominating and corporate governance committee and an annual retainer of $7,500 for the other members of the audit committee.

We also reimburse our independent directors for their reasonable expenses incurred in connection with attending meetings of our Board. From time to time, we engage our executive directors to provide consulting services on our behalf and, as disclosed below, during 2021 we engaged Robert S. Mills to provide to us certain consulting services in the area of manufacturing and operations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2023 by:

●	each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

●	each of our directors, director nominees and named executive officers; and

●	all directors, director nominees and executive officers as a group.

The beneficial ownership of each person was calculated based on 36,193,085 common shares issued and outstanding as of March 15, 2023. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness. Two or more persons might count as beneficial owners of the same share. Unless otherwise indicated, the address for each reporting person is 1751 River Run, Suite 400, Fort Worth, Texas 76107.

Name of Director, Executive Officer or Director Nominees	Number of Shares		Percentage Owned
Harlan Weisman, M.D.	360,389	(1)	1.0%
Kirk Coleman	259,077	(2)	*
Christopher Cano	124,937	(3)	*
Aaron Fletcher, Ph.D.	928,344	(4)	3.0%
Robert S. Mills	150,649	(5)	*
Stephen Rocamboli	104,318	(6)	*
Brandi Roberts	23,750	(7)	*
Directors, nominees and executive officers as a group	1,966,464		5.0%

*	Less than 1%.

Name and Address of 5% + Holders	Number of Shares	Percentage Owned
Double Black Diamond Offshore Ltd. 2100 McKinney Avenue, Suite 1900 Dallas, Texas 75201	1,842,000	5.0%

Laurence W. Lytton 467 Central Park West New York, NY 10025	3,125,722	9.0%

(1)	Includes 145,774 shares issuable upon exercise of currently exercisable options.
(2)	Includes 243,402 shares issuable upon exercise of currently exercisable options.
(3)	Includes 124,937 shares issuable upon exercise of currently exercisable options.
(4)	Includes 107,455 shares issuable upon exercise of currently exercisable options and warrants held by Dr. Fletcher and an entity affiliated with Dr. Fletcher.
(5)	Includes 134,669 shares issuable upon exercise of currently exercisable options.
(6)	Includes 88,138 shares issuable upon exercise of currently exercisable options.

(7)	Includes 23,750 shares issuable upon exercise of currently exercisable options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Since January 1, 2021, we have not entered into any transactions where the amount exceeded the lesser of $120,000 or one percent (1%) of the average of our total assets as of December 31, 2021 and 2020 with any of our directors, officers, beneficial owners of five percent or more of our common shares, any immediate family members of the foregoing or entities of which any of the foregoing are also officers or directors or in which they have a material financial interest, other than the compensatory arrangements with our executive officers and directors described elsewhere in this report.

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

Director Independence

Our Board may establish the authorized number of directors from time to time by resolution. Our Board presently consists of five (5) authorized members. Generally, under the listing requirements and rules of the Nasdaq Stock Market, independent directors must comprise a majority of a listed company’s board of directors. Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Our Board has determined that, other than Dr. Weisman, by virtue of his executive officer position, none of our director nominees has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq Stock Market. In making this determination, our Board considered the current and prior relationships that each nonemployee director nominee has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each nonemployee director nominee. Accordingly, a majority of our directors are independent, as required under applicable Nasdaq Stock Market rules, as of the date of this report.

Item 14. Principal Accountant Fees and Services

Fees Incurred for Services by Principal Accountant

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2022 and 2021 by our independent registered public accounting firm, Marcum LLP.

	2022	2021
Audit Fees (A)	$150,329	$143,800
Audit - Related Fees	–	–
Tax Fees	20,085	14,935
	$170,414	$158,735

(A)	The audit fees consisted of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with the statutory and regulatory filings or engagements and capital market financings.

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

The Audit Committee considered the compatibility of the provision of other services by its registered public accountant with the maintenance of their independence. The Audit Committee approved all audit services provided by Marcum LLP in 2022 and 2021. Except for certain corporate tax compliance services, Marcum LLP did not perform any non-audit services in 2022 or 2021.

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

Number	Exhibit Description	Method of Filing
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	Filed electronically herewith.

4.1	Specimen Certificate representing shares of common stock of Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on September 27, 2019.

4.2	Warrant dated October 29, 2019 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.

4.3	Warrant dated November 20, 2019 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.

4.4	Description of Capital Stock	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 10, 2021

4.5	Form of Warrant issued to investors in November 2022 Follow-On Offering	Filed electronically herewith

10.1	Patent License Agreement dated July 8, 2015 between Lung Therapeutics, Inc. and The University of Texas at Austin	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.2*	TFF Pharmaceuticals, Inc. 2018 Stock Incentive Plan	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.3*	Amended and Restated Consulting Agreement dated December 20, 2018 between Robert Mills and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.4*	Executive Employment Agreement dated December 20, 2018 between Glenn Mattes and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.5	Amendment No. 1 to Patent License Agreement dated November 30, 2018 between the Registrant and The University of Texas at Austin	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.6*	Employment Agreement dated February 15, 2019, by and between the Registrant and Kirk Coleman	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.7	Form of Registration Rights Agreement dated August 10, 2020 between the Company and investors named therein	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 11, 2020

10.8*	Amendment No. 1 Dated May 14, 2020 to Executive Employment Agreement Between Glenn Mattes and Registrant	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2020.

10.9*	Amended and Restated Employment Agreement dated September 24, 2020 by and between the Registrant and Christopher Cano	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 10, 2021.

10.10*	TFF Pharmaceuticals, Inc. 2021 Stock Incentive Plan	Incorporated by reference from the Registrant’s Definitive Proxy Statement filed on September 23, 2021

10.11	Executive Employment Agreement Between Zamaneh Mikhak, M.D. and Registrant	Filed electronically herewith

10.12	Executive Employment Agreement Between Harlan Weisman, M.D. and Registrant	Filed electronically herewith

21.1	List of Subsidiaries	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.

23.1	Consent of Marcum LLP	Filed electronically herewith

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.

101.INS	Inline XBRL Instance Document.	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith

*	Indicates management compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TFF PHARMACEUTICALS, INC.

Date: March 31, 2023	By:	/s/ Harlan Weisman
Harlan Weisman,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harlan Weisman	Chief Executive Officer and Director	March 31, 2023
Harlan Weisman	(Principal Executive Officer)

/s/ Kirk Coleman	Chief Financial Officer	March 31, 2023
Kirk Coleman	(Principal Financial and Accounting Officer)

/s/ Aaron Fletcher	Chairman of the Board	March 31, 2023
Aaron Fletcher, Ph. D

/s/ Robert S. Mills, Jr.	Director	March 31, 2023
Robert S. Mills, Jr.

/s/ Stephen Rocamboli	Director	March 31, 2023
Stephen Rocamboli

/s/ Brandi Roberts	Director	March 31, 2023
Brandi Roberts