Form 10-Q
period 2023-03-31
TFF Pharmaceuticals, Inc.
filed 2023-05-11
CIK 1733413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to______________________

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

The number of shares of the registrant’s common stock outstanding as of May 8, 2023 was 36,193,085.

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to the following:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TFF PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$12,216,359	$16,612,315
Research and development tax incentive receivable	188,771	186,507
Prepaid assets and other current assets	1,555,309	2,226,344
Total current assets	13,960,439	19,025,166
Operating lease right-of-use asset, net	177,473	196,044
Property and equipment, net	2,226,399	3,078,342
Note receivable - Augmenta	1,839,692	1,812,975
Other assets	7,688	7,688
Total assets	$18,211,691	$24,120,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,344,431	$919,607
Accrued compensation	-	4,430
Deferred research grant revenue	151,000	126,000
Current portion of operating lease liability	81,412	80,625
Total current liabilities	1,576,843	1,130,662
Operating lease liability, net of current portion	91,524	110,094
Total liabilities	1,668,367	1,240,756

Commitments and contingencies (see Note 4)

Stockholders’ equity:
Common stock; $0.001 par value, 90,000,000 shares and 45,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 36,193,085 shares issued and outstanding	36,193	36,193
Additional paid-in capital	120,804,884	120,070,983
Accumulated other comprehensive loss	(157,964)	(139,295)
Accumulated deficit	(104,139,789)	(97,088,422)
Total stockholders’ equity	16,543,324	22,879,459
Total liabilities and stockholders’ equity	$18,211,691	$24,120,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2023	2022

Grant revenue	$51,429	$67,435
Operating expenses:
Research and development	4,018,659	5,237,424
General and administrative	3,119,216	3,213,198
Total operating expenses	7,137,875	8,450,622

Loss from operations	(7,086,446)	(8,383,187)

Other income:
Interest income	35,079	7,185
Total other income	35,079	7,185

Net loss	$(7,051,367)	$(8,376,002)
Net loss per share, basic and diluted	$(0.19)	$(0.33)

Weighted average common shares outstanding, basic and diluted	36,193,085	25,371,781

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss	$(7,051,367)	$(8,376,002)
Other comprehensive loss:
Foreign currency translation adjustments	(18,669)	47,234
Comprehensive loss	$(7,070,036)	$(8,328,768)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2023	36,193,085	$36,193	$120,070,983	$(139,295)	$(97,088,422)	$22,879,459

Stock-based compensation	-	-	751,821	-	-	751,821

Costs related to ATM	-	-	(17,920)	-	-	(17,920)

Foreign currency translation adjustment	-	-	-	(18,669)	-	(18,669)

Net loss	-	-	-	-	(7,051,367)	(7,051,367)

Balance, March 31, 2023	36,193,085	$36,193	$120,804,884	$(157,964)	$(104,139,789)	$16,543,324

Balance, January 1, 2022	25,371,781	$25,372	$104,078,968	$(48,921)	$(65,318,360)	$38,737,059

Stock-based compensation	-	-	1,177,702	-	-	1,177,702

Foreign currency translation adjustment	-	-	-	47,234	-	47,234

Net loss	-	-	-	-	(8,376,002)	(8,376,002)

Balance, March 31, 2022	25,371,781	$25,372	$105,256,670	$(1,687)	$(73,694,362)	$31,585,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(7,051,367)	$(8,376,002)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	751,821	1,177,702
Interest accrued on note receivable	(26,717)	-
Write-off of construction-in-process	747,348	-
Depreciation and amortization	123,167	77,028
Changes in operating assets and liabilities:
Receivable due from collaboration agreement	-	(147,880)
Research and development tax incentive receivable	(24,906)	(108,097)
Prepaid assets and other current assets	685,328	237,646
Accounts payable	426,756	192,211
Accrued compensation	(4,430)	(416,910)
Deferred revenue	25,000	118,000
Operating lease obligation	(17,783)	-

Net cash used in operating activities	(4,365,783)	(7,246,302)

Cash flows from investing activities:
Purchases of property and equipment	-	(137,231)
Net cash used in investing activities	-	(137,231)

Cash flows from financing activities:
Payment of offering costs in connection with ATM	(17,920)	-

Net cash used in financing activities	(17,920)	-

Effect of exchange rate changes on cash and cash equivalents	(12,253)	3,031

Net change in cash and cash equivalents	(4,395,956)	(7,380,502)

Cash and cash equivalents at beginning of period	16,612,315	33,794,672

Cash and cash equivalents at end of period	$12,216,359	$26,414,170

Supplemental disclosure of non-cash investing and financing activities:
Purchases of equipment included in accounts payable	$-	$338,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2023 and 2022

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying condensed consolidated financial statements have been prepared under the assumption the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

For the three months ended March 31, 2023 and 2022, the Company reported a net loss of $7.1 million and $8.4 million, respectively, and negative cash from operations of $4.4 million and $7.2 million, respectively. As of March 31, 2023, the Company had cash and cash equivalents of approximately $12.2 million, a working capital surplus of approximately $12.4 million and an accumulated deficit of $104.1 million. The Company has not generated revenues from commercial operations since inception and expects to continue incurring losses for the foreseeable future and needs to raise additional capital to continue the pursuit of its product development.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2023 and the results of operations, changes in stockholders’ equity and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

For The Three Months Ended March 31, 2023 and 2022

Principles of Consolidation

The consolidated financial statements include the accounts of TFF Pharmaceuticals, Inc. and its wholly owned subsidiary, TFF Australia. All material intercompany accounts and transactions have been eliminated in consolidation.

Fair Value Option - Convertible Note Receivable

The guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. The Company has elected to measure its convertible note receivable using the fair value option. Under the fair value option, bifurcation of an embedded derivative is not necessary, and all related gains and losses on the host contract and derivative due to change in the fair value will be reflected in other income (expense), net in the condensed consolidated statements of operations. Interest accrues on the unpaid principal balance on a quarterly basis and is recognized in interest income in the condensed consolidated statements of operations.

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Pursuant to this guidance, assets and liabilities are measured at fair value based, in part, on general economic and stock market conditions and those characteristics specific to the underlying investments. The carrying value is adjusted to estimated fair value at the end of each quarter, required to be reported separately in our condensed consolidated balance sheets from those instruments using another accounting method.

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

For The Three Months Ended March 31, 2023 and 2022

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

As the Company has determined that it has reasonable assurance that it will receive the cash refund for eligible research and development expenditures, the Company records the Australian Tax Incentive as a reduction to research and development expenses as the Australian Tax Incentive is not dependent on the Company generating future taxable income, the Company’s ongoing tax status, or tax position. At each period end, management estimates the refundable tax offset available to the Company based on available information at the time. This percentage of eligible research and development expenses reimbursable under the Australian Tax Incentive is 43.5% for the three months ended March 31, 2023 and 2022. In addition, the Company is also eligible to receive amounts from the United States Internal Revenue Service (“IRS”) related to research and development tax credits for expenditures.

The research and development incentive receivable represents amounts due in connection with the Australian Tax Incentive and from the IRS. The Company has recorded a research and development tax incentive receivable of $188,771 and $186,507 as of March 31, 2023 and December 31, 2022, respectively, in the condensed consolidated balance sheets. The Company recorded a reduction to research and development expenses of $24,907 and $108,098 during the three months ended March 31, 2023 and 2022, respectively, for expenditures incurred during those respective periods.

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

For the three months ended March 31, 2023 and 2022, the Company had the following potential common stock equivalents outstanding which were not included in the calculation of diluted net loss per common share because inclusion thereof would be anti-dilutive:

	For The Three Months Ended March 31,
	2023	2022
Stock Options	5,123,289	2,976,090
Warrants	5,747,792	389,233
	10,871,081	3,365,323

*	On an as-converted basis

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include the fair value of the convertible note receivable, stock-based compensation and warrants and the valuation allowance against deferred tax assets and related disclosures. Actual results could differ from those estimates.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2023 and 2022

Risks and Uncertainties

The Company’s business may be adversely affected by the continuing fallout from the COVID-19 pandemic. While the COVID-19 pandemic has abated in the last several months, many of the consequences of the COVID-19 pandemic continue to cause disruption and increased costs for businesses. In the case of clinical stage biopharmaceutical companies, the Company believes there continue to be, among other things, supply chain disruptions that are causing delays in the delivery of drug candidates and comparator products and healthcare staffing shortages that are causing delays in the establishment of test sites and the conduct of clinical trials.

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

During 2020, the Company experienced a temporary suspension of dosing in the Phase I clinical trial for TFF TAC due to the COVID-19 pandemic and the pandemic has otherwise caused minor slowing in the timing of certain non-clinical and clinical activities by the Company and its collaborators and service providers during 2020 to date. However, the COVID-19 pandemic has not caused the Company to forego, abandon or materially delay any proposed activities. While the Company believes it has been able to effectively manage the disruption caused by the COVID-19 pandemic to date, there can be no assurance that its operations, including the development of its drug candidates, will not be disrupted or materially adversely affected in the future by the COVID-19 pandemic or an epidemic or outbreak of an infectious disease like the outbreak of COVID-19.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 on January 1, 2023, which did not result in a material impact on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The ASU amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income (loss). For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. This new guidance is effective in the first quarter of 2023 for calendar-year SEC filers that are smaller reporting companies as of the one-time determination date. Early adoption is permitted beginning in 2019. The Company has adopted the new guidance as of January 1, 2023, and it did not have a material impact on its condensed consolidated financial statements and related disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2023 and 2022

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In October 2018, the Company entered into a lease agreement for office space in Doylestown, Pennsylvania. The lease commenced on October 15, 2018 and expires on October 31, 2023, as amended. The lease has an additional one-year option for renewal, and the base rent is $37,080 per year. The Company has determined that the lease agreement is considered a short-term lease under ASC 842 and has not recorded a right-of-use asset or liability. The Company rents another office space on a month-to-month basis with no long-term commitment, which is considered a short-term lease as well. In May 2022, the Company entered into a lease agreement for lab space in Austin, Texas. The lease commenced on June 1, 2022 and expires on May 31, 2025. The lease has an additional three-year option for renewal, which the Company has determined it is not reasonably certain to exercise.

Supplemental balance sheet information related to leases was as follows:

March 31, 2023
Operating leases:
Operating lease right-of-use assets	$177,473

Operating lease liability - current portion	$81,412
Operating lease liability - long-term portion	91,524
Total operating lease liabilities	$172,936

Supplemental lease expense related to leases was as follows:

	Statement of Operations	For The Three Months Ended March 31,
Lease	Classification	2023	2022
Operating lease cost	Research and development	$22,275	$-
Short-term lease cost	Research and development	-	6,244
Short-term lease cost	General and administrative	21,770	20,759

Total lease expense		$44,045	$27,003

Other information related to operating leases:

March 31, 2023
Weighted-average remaining lease term	2.2 years
Weighted-average discount rate	8%

Supplemental cash flow information related to operating leases was as follows:

	For The Three Months Ended March 31,
	2023	2022
Cash paid for operating lease liabilities	$21,488	$-

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2023 and 2022

Approximate future minimum lease payments under non-cancellable leases (including short-term leases) are as follows:

Fiscal Year Ending December 31,
2023 (Remaining)	$81,000
2024	91,000
2025	38,000
Total minimum lease payments	210,000
Less: Imputed interest	(16,000)
Total	$194,000

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

In May 2018, the Company entered into a master services agreement and associated individual study contracts with ITR Canada, Inc. (“ITR”) to provide initial contract pre-clinical research and development services for the Company’s drug product candidates. In January 2019, the Company cancelled all of the individual study contracts with ITR and entered into contracts with 11036114 Canada Inc. (initially dba VJO Non-Clinical Development and now dba Strategy Point Innovations (“SPI”)) and 11035835 Canada Inc., (dba Periscope Research) to complete additional pre-clinical research and development services in order to take advantage of eligible Canadian Tax Credits. The services related to the contract with SPI were sub-contracted to ITR and others under substantially the same terms as the initial contract with ITR. Desire Ventures, LLC facilitates the invoicing for the various affiliates. The accounts payable due in connection with this agreement was approximately $0 as of March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023 and 2022, the Company recorded research and development costs of approximately $0 and $1,585,000, respectively, pertaining to this agreement.

In April 2019, the Company entered into a master services agreement with Societal CDMO (formally known as Irisys, LLC) to provide contract manufacturing services for one of the Company’s drug product candidates, TFF VORI. The Company had a credit due in connection with this agreement of approximately $2,000 and $25,000 as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company recorded research and development costs of approximately $24,000 and $446,000, respectively.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2023 and 2022

In January 2020, TFF Australia entered into a master consultancy agreement with Novotech (Australia) Pty Ltd. (formally known as Clinical Network Services Pty Ltd.) to provide initial contract clinical research and development services for the Company’s drug product candidates. The accounts payable due in connection with this agreement was approximately AUD$59,000 (US$40,000) and AUD$22,000 (US$15,000) as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company recorded research and development costs of approximately AUD$84,000 (US$57,000) and AUD$347,000 (US$251,000), respectively, pertaining to this agreement.

On August 12, 2020, the Company entered into a licensing and collaboration agreement with UNION Therapeutics A/S pursuant to which UNION acquired an option to obtain a worldwide exclusive license for the TFF technology formulated niclosamide. In the first quarter of 2022, the Company completed a Phase 1 clinical trial of TFF Niclosamide. The Company and UNION Therapeutics have not further progressed TFF Niclosamide pending the parties’ further review of the Phase 1 results, animal data, and anti-viral market opportunities.

In January 2021, the Company entered into a master services agreement with Experic to provide contract manufacturing services for one of the Company’s drug product candidates, TFF VORI. The accounts payable due in connection with this agreement was approximately $307,000 and $176,000 as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company recorded research and development costs of approximately $472,000 and $318,000, respectively, pertaining to this agreement.

In 2022, the Company entered into a Master Services Agreement with Synteract, Inc. to provide contract research and development services for one of the Company’s drug product candidates, TFF VORI. The accounts payable due in connection with this agreement was approximately $91,000 and $191,000 as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company recorded research and development costs of approximately $341,000 and $226,000, respectively.

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

The Parties agreed to share development costs with each party funding its fifty-percent-share at specified times. The JDA is within the scope of ASC 808 as the Company and Augmenta are both active participants in the research and development activities and are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement. The research and development activities are a unit of account under the scope of ASC 808 and are not promises to a customer under the scope of ASC 606.

The Company records its portion of the research and development expenses as the related expenses are incurred. All payments received or amounts due from Augmenta for reimbursement of shared costs are accounted for as an offset to research and development expense. During the three months ended March 31, 2022, the Company recorded research and development expenses of $147,880.

Effective January 1, 2023, the Company and Augmenta entered into a convertible note purchase agreement (“Augmenta Note”) in which the receivable of $1,812,975 due from Augmenta was converted into a convertible note receivable (see Note 6). The Augmenta Note satisfies Augmenta’s requirement to fund its fifty-percent-share of the development costs under the JDA. In addition, the Company and Augmenta agreed to suspend the development work under the JDA.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2023 and 2022

NOTE 6 - CONVERTIBLE NOTE RECEIVABLE – AUGMENTA

Effective January 1, 2023, the Company and Augmenta entered into a convertible note purchase agreement pursuant to which a receivable due from Augmenta in connection with the JDA was converted into the Augmenta Note (see Note 5). Under the terms of the Augmenta Note, Augmenta agreed to pay the principal amount of $1,812,975 to the Company. The Augmenta Note accrues interest at a rate of 6% per annum and has a maturity date of the earlier of (i) January 1, 2026 (“Maturity Date”), or (ii) upon the occurrence and during the continuance of an event of default. Accrued interest shall be payable at maturity.

The Company has the following optional conversion rights under the Augmenta Note:

●	The Company may convert, at any time and at its option, all outstanding principal and accrued and unpaid interest into shares of Augmenta common stock at a price per share equal to an amount obtained by dividing $15,000,000 by the number of outstanding shares of Augmenta common stock on a fully diluted basis (“Conversion Price”).

●	If Augmenta completes a private placement sale of its preferred stock in the amount less than $15,000,000, the Company may convert, at its option, all outstanding principal and accrued and unpaid interest into shares of the same security in such financing at a per share price equal to the lower of the Conversion Price or the price per share sold in the financing.

In addition, the outstanding principal and accrued and unpaid interest under the Augmenta Note will automatically convert in the following scenarios:

●	If Augmenta completes a financing with gross proceeds of at least $15,000,000 (“Qualified Financing”) on or before the Maturity Date, then the outstanding principal and accrued and unpaid interest shall automatically convert into the same security at a price per share equal to the lower of the Conversion Price or the price per share sold in the Qualified Financing.

●	If Augmenta completes an underwritten public offering with gross proceeds of at least $35,000,000 (“Qualified IPO”) on or before the Maturity Date, then the outstanding principal and accrued and unpaid interest shall automatically convert into the same security at a price per share equal to the lower of the Conversion Price or the price per share sold in the Qualified IPO.

●	If a change of control occurs prior to the payment in full of the principal amount of the Augmenta Note, then the Company will be paid all outstanding principal and accrued and unpaid interest, plus a premium of 100% of the outstanding principal.

The Company has elected to measure the Augmenta Note at fair value in accordance with ASC 825 (see Note 7).

NOTE 7 - FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The Augmenta Note is held at fair value.

The following table presents the Company’s assets and liabilities that are measured at fair value as of March 31, 2023:

	Fair value measured as of March 31, 2023
	Total at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Augmenta Note at fair value	$1,839,692	$-	$-	$1,839,692

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2023 and 2022

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis:

Fair Value of Level 3 Augmenta Note
March 31, 2023
Beginning balance	$1,812,975
Accrued interest receivable	26,717
Change in fair value	-
Ending balance	$1,839,692

The fair value of the Augmenta Note is measured using Level 3 (unobservable) inputs. The Company determined the fair value for the Augmenta Note using a probability weighted-scenario valuation model with the assistance of a third-party valuation specialist. The unobservable inputs include estimates of the equity value of Augmenta and the timing and probability of future financing events, optional conversion to common stock, and repayment at maturity. The conversion upon a qualified financing scenario valued the Augmenta Note based on a bond plus call option model. The optional conversion to common stock valued the Augmenta Note based on the present value of common stock, determined using an adjusted net assets method and option-pricing model, and implied number of common shares upon conversion. The repayment upon maturity is based on the total principal and accrued interest through the maturity date.

NOTE 8 - STOCK BASED COMPENSATION

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

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three months ended March 31, 2023 and 2022 for stock options and warrants:

	For The Three Months Ended March 31,
	2023	2022
Research and development	$243,874	$205,809
General and administrative	507,947	971,893
	$751,821	$1,177,702

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2023 and 2022

As of March 31, 2023, there was approximately $6,304,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.0 years.

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

The Company estimated the fair value stock options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of stock options issued was estimated using the following:

For The Three Months March 31, 2023
Weighted average exercise price	$1.11
Weighted average grant date fair value	$0.73
Assumptions
Expected volatility	95%-96%
Expected term (in years)	6.3 - 6.9
Risk-free interest rate	3.54%-3.79%
Expected dividend yield	0.00%

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

The following table summarizes stock option activity during the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2023	2,909,057	$5.96	7.46	$24,279
Granted	2,529,950	1.11	-	-
Cancelled	(315,718)	7.34	-	-
Outstanding at March 31, 2023	5,123,289	$3.48	8.48	$-
Exercisable at March 31, 2023	1,616,378	$5.30	6.46	$-

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

NOTE 9 - SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2023 through the filing date of this Quarterly Report. Based on its evaluation, there are no events that need to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our 2022 Annual Report on Form 10-K filed with the SEC on March 31, 2023.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties, including those risks included in Part II, Item 1A. “Risk Factors” in this report. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

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

Results of Operations

To date, our operations have consisted of the development and early-stage testing, Phase 1 human clinical trials of our initial product candidates and the current Phase 2 clinical trials of our TFF VORI and TFF TAC. We have received limited grant revenue in connection with feasibility studies conducted by our potential partners, however we have not commenced commercial revenue-producing operations.

The following table summarizes our results of operations with respect to the items set forth below for the three months ended March 31, 2023 and 2022 together with the percentage change for those items.

	For The Three Months Ended March 31,
	2023	2022	Increase (Decrease)	Change
Grant revenue	$51,429	$67,435	$(16,006)	(24)%
Research and development expense	$4,018,659	$5,237,424	$(1,218,765)	(23)%
General and administrative expense	3,119,216	3,213,198	(93,982)	(3)%
Total operating expense	$7,137,875	$8,450,622	$(1,312,747)	(16)%

We have entered into feasibility and material transfer agreements with third parties that provide us with funds in return for certain research and development activities. During the three months ended March 31, 2023 and 2022, we recognized $51,429 and $67,435, respectively, of grant revenue.

Research and development expense was as follows for the periods indicated:

	For The Three Months Ended March 31,
	2023	2022	Increase (Decrease)	Change
Manufacturing and related	$2,261,146	$2,064,145	$197,001	10%
Clinical and preclinical	810,470	2,460,766	(1,650,296)	(67)%
Payroll, stock-based compensation and related	757,466	497,437	260,029	52%
Other	189,577	215,076	(25,499)	(12)%
Total research and development expense	$4,018,659	$5,237,424	$(1,218,765)	(23)%

Research and development expense decreased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to the completion of the Phase 1 trial of TFF Niclosamide during the first quarter of 2022 and the suspension of the joint development and collaboration agreement with Augmenta Bioworks, Inc. during 2022, which was offset by increases in manufacturing and related and payroll expense, stock-based compensation and related expense.

General and administrative expense was as follows for the years indicated:

	For The Three Months Ended March 31,
	2023	2022	Increase (Decrease)	Change
Payroll, stock-based compensation and related	$1,244,378	$1,427,706	$(183,328)	(13)%
Professional fees and patent expense	677,185	482,760	194,425	40%
Insurance and office expense	537,954	749,862	(211,908)	(28)%
Market research	279,293	268,070	11,223	4%
Consulting	201,700	259,420	(57,720)	(22)%
Other	178,706	25,380	153,326	604%
Total general and administrative expense	$3,119,216	$3,213,198	$(93,982)	(3)%

General and administrative expense decreased slightly during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 mainly due to the decrease in payroll, stock-based compensation and related and insurance and office expense, which was offset by increases in professional fees and patent expenses.

The following table summarizes our other income and interest income for the three months ended March 31, 2023 and 2022 together with the percentage change for those items.

	For The Three Months Ended March 31,
	2023	2022	Favorable (Unfavorable)	Change
Interest income	$35,079	$7,185	$27,894	388%

Interest income increased during fiscal 2023 due to the interest accrued on the note receivable.

We incurred a net loss of $7.1 million and $8.4 million for the three months ended March 31, 2023 and 2022, respectively.

Financial Condition

As of March 31, 2023, we had total assets of approximately $18.2 million and working capital of approximately $12.4 million. As of March 31, 2023, our liquidity included approximately $12.2 million of cash and cash equivalents. On June 10, 2022, we entered into an Open Market Sale Agreement with Jefferies LLC, as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $35.0 million in an “at-the-market” or ATM offering, to or through the agent. We did not conduct any sales of our common stock pursuant to the ATM offering during the three months ended March 31, 2023.

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

Critical Accounting Policies

Critical accounting policies are described in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. During the three months ended March 31, 2023, there was a material change to our critical accounting policies previously disclosed regarding our accounting for a convertible note receivable utilizing the fair value option under Accounting Standards Codification (“ASC”) 825, Financial Instruments.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. We account for our convertible note receivable under the fair value option election in accordance with Accounting Standards Codification 825, Financial Instruments, which is a material change to our critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 31, 2023.

Under the fair value option, bifurcation of an embedded derivative is not necessary, and all related gains and losses on the host contract and derivative due to change in the fair value will be reflected in other income (expense), net in the condensed consolidated statements of operations. Interest accrues on the unpaid principal balance on a quarterly basis and is recognized in interest income in the condensed consolidated statements of operations.

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Pursuant to this guidance, assets and liabilities are measured at fair value based, in part, on general economic and stock market conditions and those characteristics specific to the underlying investments. The carrying value is adjusted to estimated fair value at the end of each quarter, required to be reported separately in our condensed consolidated balance sheets from those instruments using another accounting method.

To estimate the fair value of the convertible note receivable requires management to utilize unobservable inputs, such as the equity value of Augmenta, the timing and probability of future financing events, optional conversion to common stock, and repayment at maturity. If these estimates were changed, our change in fair value of the convertible note receivable could differ materially.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the fiscal years ended December 31, 2022 and 2021, we incurred a net loss of $31.8 million and $31.0 million, respectively, and for the three months ended March 31, 2023 and 2022 we incurred a net loss of $7.1 million and $8.4 million, respectively. As of March 31, 2023, we had an accumulated deficit of $104.1 million. We expect to continue to incur substantial expenses without any corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize at least one of our product candidates or enter into one or more commercial license agreements for our TFF platform. However, there can be no assurance we will be able to obtain regulatory approval for any of our product candidates or enter into a commercial license. Even if we are able to obtain regulatory approval and subsequently commercialize our product candidates or successfully license our TFF platform, there can be no assurance that we will generate significant revenues or ever achieve profitability.

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

We expect we will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of March 31, 2023, we had total assets of approximately $18.2 million and working capital of approximately $12.4 million. As of March 31, 2023, our liquidity included approximately $12.2 million of cash and cash equivalents. As of the date of this report, we believe that we will need additional capital to fund our operations over the twelve months from the date of this report. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and co-development and joint ventures with industry partners, with a preference towards licensing fees for our technology and co-development and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

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

Our business may be adversely affected by the continuing fallout from the COVID-19 pandemic. While the COVID-19 pandemic has abated in the last several months, many of the consequences of the COVID-19 pandemic continue to cause disruption and increased costs for businesses. In the case of clinical stage biopharmaceutical companies, we believe there continue to be, among other things, supply chain disruptions that are causing delays in the delivery of drug candidates and comparator products and healthcare staffing shortages that are causing delays in the establishment of test sites and the conduct of clinical trials. As of the date of this report, the COVID-19 pandemic has had a relatively insignificant impact on our operations. During 2020, we experienced a temporary suspension of dosing in the Phase I clinical trial for TFF TAC due to the COVID-19 pandemic and the pandemic has otherwise caused minor slowing in the timing of certain non-clinical and clinical activities by us and our collaborators and service providers during 2020 to date. However, the COVID-19 pandemic has not caused us to forego, abandon or materially delay any proposed activities. While we believe we have been able to effectively manage the disruption caused by the COVID-19 pandemic to date, there can be no assurance that our operations, including the development of our drug candidates, will not be disrupted or materially adversely affected in the future by the COVID-19 pandemic or an epidemic or outbreak of an infectious disease like the outbreak of COVID-19. Further, the outbreak and any preventative or protective actions that our customers may take in respect of COVID-19 may result in a period of disruption to other work in progress. Our customers’ businesses could be disrupted, and our future costs and potential revenues and technology evaluations could be negatively affected. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

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

We will be completely dependent on third parties to manufacture our product candidates, and the commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices. We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture our drug candidates for use in our clinical trials or for commercial sales, if any. As a result, we will be obligated to rely on contract manufacturers, if and when any of our product candidates are approved for commercialization. We have entered into short-term contract manufacturing agreements with Societal CDMO, CoreRx, Inc. and Experic for their provision of certain product testing, development and clinical manufacturing services for our TFF VORI and TFF TAC product candidates, respectively, and we are currently in discussion with several contract manufacturers for the commercial supply of any drug candidates we are able to bring to market. However, we have not entered into agreements with any contract manufacturers for commercial supply and may not be able to engage contract manufacturers for commercial supply of any of our product candidates on favorable terms to us, or at all, should the need arise.

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

Our business model is to pursue the development of off-patent drugs for which we would directly pursue the development of a dry powder formulation through the FDA’s 505(b)(2) regulatory pathway; however, not all of our product candidates will target off-patent drugs. Our proposed dry powder formulation of aluminum salt vaccines may not be off-patent. We expect that our dry powder formulation of aluminum salt vaccines will require a biological license application, or BLA, which is very similar to a full NDA through the FDA’s 505(b)(1) regulatory pathway.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in October 2019 at a price of $5.00 per share, the reported high and low sales prices of our common stock have ranged from $[•] to $21.14 through May [•], 2023. The market price of our shares on the NASDAQ Global Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2023.

3.2	First Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 6. 2023.

10.1	Executive Employment Agreement Between Zamaneh Mikhak, M.D. and Registrant	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2023.

10.2	Executive Employment Agreement Between Harlan Weisman, M.D. and Registrant	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2023.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	Inline XBRL Instance Document	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TFF PHARMACEUTICALS, INC.

Date: May 11, 2023	By:	/s/ Harlan Weisman
Harlan Weisman,
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Kirk Coleman
Kirk Coleman,
Chief Financial Officer
(Principal Financial Officer)