Form 10-Q
period 2023-06-30
TFF Pharmaceuticals, Inc.
filed 2023-08-14
CIK 1733413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

The number of shares of the registrant’s common stock outstanding as of August 11, 2023 was 36,253,174.

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to the following:

●	We are a clinical-stage biopharmaceutical company with limited operating history.

●	We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future.

●	We expect we will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

●	The report of our independent registered public accounting firm for the year ended December 31, 2022 states that due to our lack of revenue from commercial operations, significant losses and need for additional capital there is substantial doubt about our ability to continue as a going concern.

●	Our business model is entirely dependent on certain patent rights licensed to us from the University of Texas at Austin, and the loss of those license rights would, in all likelihood, cause our business, as presently contemplated, to fail.

●	Our business model includes, in part, the licensing of our TFF Platform to other pharmaceutical companies, however technology licensing in the pharmaceutical industry is a lengthy process and subject to several risks and factors outside of our control, and we cannot forecast our ability to successfully license our technology or the length of time it may take to establish a new licensing relationship.

●	COVID-19 has impacted and could continue to adversely impact our business

●	We will be completely dependent on third parties to manufacture our product candidates for clinical and commercial purposes, and the commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

●	Our business operations could suffer in the event of information technology systems’ failures or security breaches.

●	Our success is entirely dependent on our ability to obtain the marketing approval for our product candidates by the FDA and the regulatory authorities in foreign jurisdictions in which we intend to market our product candidates, of which there can be no assurance.

●	Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome.

●	Even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from its sales, if any, may be limited.

●	Even if we obtain marketing approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates.

iii

●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

●	Even though we may apply for orphan drug designation for a product candidate, we may not be able to obtain orphan drug marketing exclusivity.

●	Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

●	Any termination or suspension of, or delays in the commencement or completion of, any necessary studies of any of our product candidates for any indications could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

●	Third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues.

●	It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

●	Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.

●	We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

●	The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment.

●	If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

●	Future capital raises may dilute your ownership and/or have other adverse effects on our operations.

●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

●	We may be at an increased risk of securities class action litigation.

●	Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

●	Our certificate of incorporation and amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

iv

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TFF PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,662,968	$16,612,315
Research and development tax incentive receivable	284,169	186,507
Prepaid assets and other current assets	1,468,431	2,226,344
Total current assets	9,415,568	19,025,166
Operating lease right-of-use asset, net	158,541	196,044
Property and equipment, net	2,157,512	3,078,342
Note receivable - Augmenta	1,830,000	1,812,975
Other assets	7,688	7,688
Total assets	$13,569,309	$24,120,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,007,001	$919,607
Accrued compensation	-	4,430
Deferred research grant revenue	126,000	126,000
Current portion of operating lease liability	81,938	80,625
Total current liabilities	1,214,939	1,130,662
Operating lease liability, net of current portion	72,328	110,094
Total liabilities	1,287,267	1,240,756

Commitments and contingencies (see Note 4)

Stockholders’ equity:
Common stock; $0.001 par value, 90,000,000 shares and 45,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 36,193,085 shares issued and outstanding	36,193	36,193
Additional paid-in capital	121,571,374	120,070,983
Accumulated other comprehensive loss	(165,530)	(139,295)
Accumulated deficit	(109,159,995)	(97,088,422)
Total stockholders’ equity	12,282,042	22,879,459
Total liabilities and stockholders’ equity	$13,569,309	$24,120,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Grant revenue	$333,351	$28,004	$384,780	$95,439
Operating expenses:
Research and development	2,681,898	5,102,090	6,700,557	10,339,514
General and administrative	2,670,363	3,678,119	5,789,579	6,891,317
Total operating expenses	5,352,261	8,780,209	12,490,136	17,230,831

Loss from operations	(5,018,910)	(8,752,205)	(12,105,356)	(17,135,392)

Other income (expense):
Interest income	36,120	5,880	71,199	13,065
Change in fair value of note receivable	(37,416)	-	(37,416)	-
Total other income (expense), net	(1,296)	5,880	33,783	13,065

Net loss	$(5,020,206)	$(8,746,325)	$(12,071,573)	$(17,122,327)

Net loss per share, basic and diluted	$(0.14)	$(0.34)	$(0.33)	$(0.67)
Weighted average common shares outstanding, basic and diluted	36,193,085	25,373,706	36,193,085	25,372,749

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss	$(5,020,206)	$(8,746,325)	$(12,071,573)	$(17,122,327)
Other comprehensive loss:
Foreign currency translation adjustments	(7,566)	(105,434)	(26,235)	(58,200)
Comprehensive loss	$(5,027,772)	$(8,851,759)	$(12,097,808)	$(17,180,527)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2023	36,193,085	$36,193	$120,070,983	$(139,295)	$(97,088,422)	$22,879,459
Stock-based compensation	-	-	751,821	-	-	751,821
Costs related to ATM	-	-	(17,920)	-	-	(17,920)
Foreign currency translation adjustment	-	-	-	(18,669)	-	(18,669)
Net loss	-	-	-	-	(7,051,367)	(7,051,367)
Balance, March 31, 2023	36,193,085	36,193	120,804,884	(157,964)	(104,139,789)	16,543,324
Stock-based compensation	-	-	825,719	-	-	825,719
Costs related to ATM	-	-	(59,229)	-	-	(59,229)
Foreign currency translation adjustment	-	-	-	(7,566)	-	(7,566)
Net loss	-	-	-	-	(5,020,206)	(5,020,206)
Balance, June 30, 2023	36,193,085	$36,193	$121,571,374	$(165,530)	$(109,159,995)	$12,282,042

Balance, January 1, 2022	25,371,781	$25,372	$104,078,968	$(48,921)	$(65,318,360)	$38,737,059
Stock-based compensation	-	-	1,177,702	-	-	1,177,702
Foreign currency translation adjustment	-	-	-	47,234	-	47,234
Net loss	-	-	-	-	(8,376,002)	(8,376,002)
Balance, March 31, 2022	25,371,781	25,372	105,256,670	(1,687)	(73,694,362)	31,585,993
Issuance of common stock for stock option exercises	2,037	2	10,183	-	-	10,185
Stock-based compensation	-	-	1,195,081	-	-	1,195,081
Foreign currency translation adjustment	-	-	-	(105,434)	-	(105,434)
Net loss	-	-	-	-	(8,746,325)	(8,746,325)
Balance, June 30, 2022	25,373,818	$25,374	$106,461,934	$(107,121)	$(82,440,687)	$23,939,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(12,071,573)	$(17,122,327)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,577,540	2,372,783
Interest accrued on note receivable	(54,441)	-
Change in fair value of note receivable	37,416	-
Write-off of construction-in-process	747,348	-
Depreciation and amortization	246,695	166,174
Changes in operating assets and liabilities:
Receivable due from collaboration agreement	-	(184,272)
Research and development tax incentive receivable	(122,269)	(78,257)
Prepaid assets and other current assets	767,746	939,995
Accounts payable	88,507	1,856,851
Accrued compensation	(4,430)	(416,910)
Deferred revenue	-	218,000
Operating lease obligation	(36,453)	(12,783)

Net cash used in operating activities	(8,823,914)	(12,260,746)

Cash flows from investing activities:
Purchases of property and equipment	(35,709)	(632,684)
Net cash used in investing activities	(35,709)	(632,684)

Cash flows from financing activities:
Payment of offering costs in connection with ATM	(77,149)	(26,180)
Proceeds from issuance of common stock for stock option exercises	-	10,185

Net cash used in financing activities	(77,149)	(15,995)

Effect of exchange rate changes on cash and cash equivalents	(12,575)	5,006

Net change in cash and cash equivalents	(8,949,347)	(12,904,419)

Cash and cash equivalents at beginning of period	16,612,315	33,794,672

Cash and cash equivalents at end of period	$7,662,968	$20,890,253

Supplemental disclosure of non-cash investing and financing activities:
Accrued offering costs	$-	$133,209
ROU asset obtained for new operating lease	$-	$238,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2023 and 2022

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

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

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

For the six months ended June 30, 2023 and 2022, the Company reported a net loss of $12.1 million and $17.1 million, respectively, and negative cash from operations of $8.8 million and $12.3 million, respectively. As of June 30, 2023, the Company had cash and cash equivalents of approximately $7.7 million, a working capital surplus of approximately $8.2 million and an accumulated deficit of $109.2 million. The Company has not generated revenues from commercial operations since inception and expects to continue incurring losses for the foreseeable future and needs to raise additional capital to continue the pursuit of its product development.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2023 and the results of operations, changes in stockholders’ equity and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

For The Three and Six Months Ended June 30, 2023 and 2022

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

Level 1 - Quoted prices (unadjusted) in active markets for identical assets and liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as unadjusted quoted prices for similar assets and liabilities, unadjusted quoted prices in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2023 and 2022

Revenue Recognition

Feasibility Agreements

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

Grants

The Company accounts for grants awarded from a government-sponsored entity for research and development related activities that provide for payments for reimbursed costs, which includes overhead and general and administrative costs, as well as an administrative fee. The Company recognizes revenue from grants as it performs services under the arrangements. Associated expenses are recognized when incurred as research and development expense. Revenue and related expenses are presented gross in the consolidated statements of operations.

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

As the Company has determined that it has reasonable assurance that it will receive the cash refund for eligible research and development expenditures, the Company records the Australian Tax Incentive as a reduction to research and development expenses as the Australian Tax Incentive is not dependent on the Company generating future taxable income, the Company’s ongoing tax status, or tax position. At each period end, management estimates the refundable tax offset available to the Company based on available information at the time. This percentage of eligible research and development expenses reimbursable under the Australian Tax Incentive is 43.5% for the periods ended June 30, 2023 and 2022. In addition, the Company is also eligible to receive amounts from the United States Internal Revenue Service (“IRS”) related to research and development tax credits for expenditures.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2023 and 2022

The research and development incentive receivable represents amounts due in connection with the Australian Tax Incentive and from the IRS. The Company has recorded a research and development tax incentive receivable of $284,169 and $186,507 as of June 30, 2023 and December 31, 2022, respectively, in the condensed consolidated balance sheets. The Company recorded a reduction to research and development expenses of $96,560 and $122,269 during the three and six months ended June 30, 2023, respectively. The Company recorded an increase to research and development expenses as a result of exchange rate changes and adjustments to the estimated amount to be received of $28,834 during the three months ended June 30, 2022 and a reduction to research and development expenses of $144,667 during the six months ended June 30, 2022.

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

For the six months ended June 30, 2023 and 2022, the Company had the following potential common stock equivalents outstanding which were not included in the calculation of diluted net loss per common share because inclusion thereof would be anti-dilutive:

	For The Six Months Ended June 30,
	2023	2022
Stock Options	5,283,289	2,996,553
Warrants	5,747,792	414,233
	11,031,081	3,410,786

*	On an as-converted basis

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

For The Three and Six Months Ended June 30, 2023 and 2022

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

In February 2022, Russia commenced a military invasion of Ukraine causing ongoing geopolitical turmoil, including continuing military action in the region and sanctions imposed on Russia.

These and other events have caused and may continue to cause significant disruption, instability and volatility in the global economy and financial markets, resulting in inflation, rising interest rates, tightening of credit markets and bank failures, the actual or anticipated occurrence of which may have an adverse impact on the Company’s business or ability to access capital markets in the future.

On March 2, 2023, the Company received a notice of delisting from the Nasdaq Stock Market, LLC. The notice stated that the Company had fallen below compliance with respect to the continued listing standard set forth in Rule 5450(a)(1) of the Nasdaq Listing Rules because the closing bid price of our common stock over the previous 30 consecutive trading-day period had fallen below $1.00 per share.

Pursuant to the notice and Rule 5810(c)(3)(A) of the Nasdaq Listing Rules, the Company has 180 days from the date of the notice, or until August 29, 2023, to regain compliance with the minimum bid price requirement in Rule 5450(a)(1) by achieving a closing bid price for its common stock of at least $1.00 per share over a minimum of 10 consecutive business days. If the Company does not regain compliance with Rule 5450(a)(1) during the initial 180-day period, it may be eligible for additional time to regain compliance, subject to its transfer to the Nasdaq Capital Market and compliance with the Nasdaq’s continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and our provision of certain undertakings to the Nasdaq. However, there can be no assurance that the Company will be afforded additional time to regain compliance with the minimum bid price requirement following the initial 180-day period. If the Company is unable to regain compliance with Nasdaq Listing Rule 5450(a)(2) in a timely manner, the Nasdaq will commence suspension and delisting procedures.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2023 and 2022

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

For The Three and Six Months Ended June 30, 2023 and 2022

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

Supplemental balance sheet information related to leases was as follows:

June 30, 2023
Operating leases:
Operating lease right-of-use assets	$158,541

Operating lease liability - current portion	$81,938
Operating lease liability - long-term portion	72,328
Total operating lease liabilities	$154,266

Supplemental lease expense related to leases was as follows:

	Statement of Operations	For The Three Months Ended June 30,		For The Six Months Ended June 30,
Lease	Classification	2023	2022	2023	2022
Operating lease cost	Research and development	$22,275	$7,425	$44,550	$7,425
Short-term lease cost	Research and development	-	6,244	-	12,489
Short-term lease cost	General and administrative	21,570	20,900	43,340	41,600

Total lease expense		$43,845	$34,569	$87,890	$61,514

Other information related to operating leases:

June 30, 2023
Weighted-average remaining lease term	1.9 years
Weighted-average discount rate	8%

Supplemental cash flow information related to operating leases was as follows:

	For The Six Months Ended June 30,
	2023	2022
Cash paid for operating lease liabilities	$43,500	$12,783

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2023 and 2022

Approximate future minimum lease payments under non-cancellable leases (including short-term leases) are as follows:

Fiscal Year Ending December 31,
2023 (Remaining)	$50,000
2024	91,000
2025	38,000
Total minimum lease payments	179,000
Less: Imputed interest	(12,000)
Total	$167,000

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

NOTE 5 - CONVERTIBLE NOTE RECEIVABLE - AUGMENTA

Effective January 1, 2023, the Company and Augmenta Bioworks, Inc. (“Augmenta”) entered into a convertible note purchase agreement (“Augmenta Note”) pursuant to which a receivable due from Augmenta in connection with a joint development agreement was converted into the Augmenta Note. Under the terms of the Augmenta Note, Augmenta agreed to pay the principal amount of $1,812,975 to the Company. The Augmenta Note accrues interest at a rate of 6% per annum and has a maturity date of the earlier of (i) January 1, 2026 (“Maturity Date”), or (ii) upon the occurrence and during the continuance of an event of default. Accrued interest shall be payable at maturity.

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

For The Three and Six Months Ended June 30, 2023 and 2022

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

The Company has elected to measure the Augmenta Note at fair value in accordance with ASC 825 (see Note 6).

NOTE 6 - FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The Augmenta Note is held at fair value.

The following table presents the Company’s assets and liabilities that are measured at fair value as of June 30, 2023:

	Fair value measured as of June 30, 2023
		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Augmenta Note at fair value	$1,830,000	$-	$-	$1,830,000

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2023 and 2022

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis:

Fair Value of Level 3 Augmenta Note
Beginning balance, January 1, 2023	$1,812,975
Accrued interest receivable	54,441
Change in fair value	(37,416)
Ending balance, June 30, 2023	$1,830,000

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

NOTE 7 - STOCK BASED COMPENSATION

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

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three and six months ended June 30, 2023 and 2022 for stock options and warrants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$261,239	$244,276	$505,114	$450,085
General and administrative	564,480	950,805	1,072,426	1,922,698
	$825,719	$1,195,081	$1,577,540	$2,372,783

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2023 and 2022

As of June 30, 2023, there was approximately $5,557,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 1.8 years.

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

The Company estimated the fair value stock options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of stock options issued was estimated using the following:

For The Six Months June 30, 2023
Weighted average exercise price	$1.08
Weighted average grant date fair value	$0.71
Assumptions
Expected volatility	92%-96%
Expected term (in years)	6.3 – 10.0
Risk-free interest rate	3.44%-3.79%
Expected dividend yield	0.00%

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

The following table summarizes stock option activity during the six months ended June 30, 2023:

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2023	2,909,057	$5.96	7.46	$24,279
Granted	2,689,950	1.08	-	-
Cancelled	(315,718)	7.34	-	-
Outstanding at June 30, 2023	5,283,289	$3.39	8.28	$-
Exercisable at June 30, 2023	2,017,173	$4.82	6.74	$-

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2023 and 2022

NOTE 8 - SBIR GRANT

On June 23, 2023, the National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health, awarded the Company a Direct to Phase II Small Business Innovation Research (“SBIR”) grant of approximately $2.84 million to continue development of a novel, pan-flu multivariant mucosal vaccine using the Company’s Thin Film Freezing technology.

The purpose of the SBIR grant is to provide funding to support preclinical and IND enabling studies to advance the development of a shelf-stable dry powder formulation of a novel universal influenza virus vaccine, developed in the laboratory of Dr. Ted Ross at the Cleveland Clinic (previously of University of Georgia). Funding from the SBIR grant is expected to take place over three years.

Revenue from the SBIR grant will be recognized in the period during which the related qualifying services are rendered and costs are incurred, provided that the applicable conditions under the SBIR grant have been met. The costs associated with the SBIR grant will be expensed as incurred and will be reflected as a component of research and development expense in the accompanying condensed consolidated statements of operations.

Funds received from the SBIR grant will be recorded as revenue as the Company is the principal participant in the arrangement because the activities under the SBIR grant are part of the Company’s development programs. In those instances where the Company first receives consideration in advance of providing underlying services, the Company will classify such consideration as deferred revenue until (or as) the Company provides the underlying services. In those instances where the Company first provides the underlying services prior to its receipt of consideration, the Company will record a grant receivable.

NOTE 9 - SUBSEQUENT EVENTS

On July 14, 2023, the Company and UNION therapeutics A/S agreed to terminate the Research Collaboration and License Agreement dated August 12, 2020 entered into by the parties with regard to their proposed collaboration on the development and commercialization of certain Niclosamide-based drug products. Pursuant to the termination agreement, the Company has received back in full all rights previously granted to UNION with regard to a dry powder version of Niclosamide utilizing the Company’s TFF platform. The Company is presently evaluating its further development of a TFF dry powder version of Niclosamide.

On August 14, 2023, the Company announced that it intends to offer and sell shares of its common stock in an underwritten public offering.  All of the shares of common stock in the underwritten public offering are to be sold by the Company.  The Company also expects to grant the underwriter a 30-day option to purchase additional shares of common stock offered in the public offering.  The offering is subject to market conditions, and there can be no assurance as to whether or when the offering may be completed, or as to the actual size or terms of the offering.

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

General

TFF Pharmaceuticals, Inc. (NASDAQ: TFFP) is a clinical stage biopharmaceutical company focused on developing and commercializing innovative drug products based on our patented Thin Film Freezing, or TFF, technology platform. Based on our internal and sponsored testing and studies, we believe that our TFF platform can significantly improve the solubility of poorly water-soluble drugs, which make up approximately 40% of marketed pharmaceuticals worldwide, thereby improving the bioavailability and pharmacokinetics of those drugs. We believe that in the case of some new drugs that cannot be developed due to poor water solubility, our TFF platform has the potential to increase the pharmacokinetic effect of the drug to a level allowing for its development and commercialization. When administered as an inhaled dry powder for treatment of lung disorders, we believe the TFF platform formulations can be used to increase efficacy and/or minimize systemic toxicities and drug-drug interactions.

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

On July 31, 2023, we announced the opening of an Expanded Access Program (“EAP”) with Uniphar Durbin Ireland Limited enabling patients access to TFF VORI in the United States, Australia, United Kingdom, Canada and select countries in Europe. The EAP covers pulmonary aspergillosis including invasive pulmonary aspergillosis, chronic pulmonary aspergillosis, allergic bronchopulmonary aspergillosis, aspergillus tracheobronchitis, and aspergillus bronchoanastomotic infections as well as other voriconazole responsive fungal pulmonary infections.

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

We intend to commercialize our TFF platform and internally developed product candidates through the following means:

●	We may out-license our internally developed product candidates, such as TFF VORI and TFF TAC, or agree to jointly develop such products with a third-party pharmaceutical company;

●	Upon and subject to receipt of the requisite approvals, we may directly commercialize our internally developed product candidates through our internal direct sales and potentially in combination with third-party marketing and distribution partnerships; and

●	We may pursue the licensing of our TFF platform or a joint development arrangement for a particular field of use with a third-party pharmaceutical company.

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

The following table summarizes our results of operations with respect to the items set forth below for the three months ended June 30, 2023 and 2022 together with the percentage change for those items.

	For The Three Months Ended June 30,
	2023	2022	Increase (Decrease)	Change
Grant revenue	$333,351	$28,004	$305,347	1,090%
Research and development expense	$2,681,898	$5,102,090	$(2,420,192)	(47)%
General and administrative expense	2,670,363	3,678,119	(1,007,756)	(27)%
Total operating expense	$5,352,261	$8,780,209	$(3,427,948)	(39)%

We have entered into feasibility and material transfer agreements with third parties that provide us with funds in return for certain research and development activities. During the three months ended June 30, 2023 and 2022, we recognized $333,351 and $28,004, respectively, of grant revenue.

Research and development expense was as follows for the periods indicated:

	For The Three Months Ended June 30,
	2023	2022	Increase (Decrease)	Change
Manufacturing and related	$792,586	$1,928,802	$(1,136,216)	(59)%
Clinical and preclinical	775,895	2,452,620	(1,676,725)	(68)%
Payroll, stock-based compensation and related	763,637	533,099	230,538	43%
Other	349,780	187,569	162,211	86%
Total research and development expense	$2,681,898	$5,102,090	$(2,420,192)	(47)%

Research and development expense decreased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to a $1.7 million reduction in clinical and preclinical expenses and a $1.1 million reduction in manufacturing and related expenses, offset by increases of $0.2 million payroll expense and $0.2 million other research and development expenses.  Research and development expenses during the three months ended June 30, 2022 were impacted by the initial set-up costs for the Phase 2 trial of TFF Vori, completion of the Phase 1 trial of TFF Niclosamide and the suspension of the joint development and collaboration agreement with Augmenta Bioworks, Inc.

General and administrative expense was as follows for the periods indicated:

	For The Three Months Ended June 30,
	2023	2022	Increase (Decrease)	Change
Payroll, stock-based compensation and related	$1,302,400	$1,375,617	$(73,217)	(5)%
Professional fees and patent expense	381,289	726,799	(345,510)	(48)%
Insurance and office expense	548,498	802,836	(254,338)	(32)%
Market research	146,560	298,007	(151,447)	(51)%
Consulting	184,500	338,948	(154,448)	(46)%
Other	107,116	135,912	(28,796)	(21)%
Total general and administrative expense	$2,670,363	$3,678,119	$(1,007,756)	(27)%

General and administrative expense decreased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to decreases of $0.3 million in professional fees and patent expenses, $0.3 million in insurance and office expenses, $0.2 million in consulting expenses, $0.2 million in market research expenses and $0.1 million in payroll related expenses. The decrease in general and administrative expenses was due in part to strategic cost reduction efforts implemented by management.

The following table summarizes our interest income for the three months ended June 30, 2023 and 2022 together with the percentage change for those items.

	For The Three Months Ended June 30,
	2023	2022	Increase (Decrease)	Change
Interest income	$36,120	$5,880	$30,240	514%
Change in fair value of note receivable	$(37,416)	$-	$(37,416)	100%

Interest income increased during fiscal 2023 mainly due to the interest accrued on the note receivable. Other expense during fiscal 2023 is the change in the fair value of the note receivable.

We incurred a net loss of $5.0 million and $8.7 million for the three months ended June 30, 2023 and 2022, respectively.

The following table summarizes our results of operations with respect to the items set forth below for the six months ended June 30, 2023 and 2022 together with the percentage change for those items.

	For The Six Months Ended June 30,
	2023	2022	Increase (Decrease)	Change
Grant revenue	$384,780	$95,439	$289,341	303%
Research and development expense	$6,700,557	$10,339,514	$(3,638,957)	(35)%
General and administrative expense	5,789,579	6,891,317	(1,101,738)	(16)%
Total operating expense	$12,490,136	$17,230,831	$(4,740,695)	(28)%

We have entered into feasibility and material transfer agreements with third parties that provide us with funds in return for certain research and development activities. During the six months ended June 30, 2023 and 2022, we recognized $384,780 and $95,439, respectively, of grant revenue.

Research and development expense was as follows for the periods indicated:

	For The Six Months Ended June 30,
	2023	2022	Increase (Decrease)	Change
Manufacturing and related	$3,053,914	$3,992,947	$(939,033)	(24)%
Clinical and preclinical	1,586,365	4,913,386	(3,327,021)	(68)%
Payroll, stock-based compensation and related	1,521,102	997,641	523,461	52%
Other	539,176	435,540	103,636	24%
Total research and development expense	$6,700,557	$10,339,514	$(3,638,957)	(35)%

Research and development expense decreased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to a $3.3 million reduction in clinical and preclinical expenses and a $0.9 million reduction in manufacturing and related expenses, offset by increases of $0.5 million payroll expense and $0.1 million other research and development expenses. Research and development expenses during the six months ended June 30, 2022 were impacted by the initial set-up costs for the Phase 2 trial of TFF Vori, completion of the Phase 1 trial of TFF Niclosamide and the suspension of the joint development and collaboration agreement with Augmenta Bioworks, Inc.

General and administrative expense was as follows for the periods indicated:

	For The Six Months Ended June 30,
	2023	2022	Increase (Decrease)	Change
Payroll, stock-based compensation and related	$2,546,778	$2,770,326	$(223,548)	(8)%
Professional fees and patent expense	1,050,643	1,209,559	(158,916)	(13)%
Insurance and office expense	1,094,282	1,552,697	(458,415)	(30)%
Market research	425,853	566,078	(140,225)	(25)%
Consulting	385,300	598,368	(213,068)	(36)%
Other	286,723	194,289	94,434	48%
Total general and administrative expense	$5,789,579	$6,891,317	$(1,101,738)	(16)%

General and administrative expense decreased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to decreases of $0.2 million in payroll related expense, $0.2 million in professional fees and patent expenses, $0.5 million in insurance and office expenses, $0.2 million in consulting expenses and $0.1 million in market research expenses. The decrease in general and administrative expenses was due in part to strategic cost reduction efforts implemented by management.

The following table summarizes our interest income for the six months ended June 30, 2023 and 2022 together with the percentage change for those items.

	For The Six Months Ended June 30,
	2023	2022	Increase (Decrease)	Change
Interest income	$71,199	$13,065	$58,134	445%
Change in fair value of note receivable	$(37,416)	$-	$(37,416)	100%

Interest income increased during fiscal 2023 mainly due to the interest accrued on the note receivable. Other expense during fiscal 2023 is the change in the fair value of the note receivable.

We incurred a net loss of $12.1 million and $17.1 million for the six months ended June 30, 2023 and 2022, respectively.

Financial Condition

As of June 30, 2023, we had total assets of approximately $13.6 million and working capital of approximately $8.2 million. As of June 30, 2023, our liquidity included approximately $7.7 million of cash and cash equivalents. On June 10, 2022, we entered into an Open Market Sale Agreement with Jefferies LLC, as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $35.0 million in an “at-the-market” or ATM offering, to or through the agent. We did not conduct any sales of our common stock pursuant to the ATM offering during the six months ended June 30, 2023.

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

Critical Accounting Policies

Critical accounting policies are described in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. During the six months ended June 30, 2023, there was a material change to our critical accounting policies previously disclosed regarding our accounting for a convertible note receivable utilizing the fair value option under Accounting Standards Codification (“ASC”) 825, Financial Instruments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the fiscal years ended December 31, 2022 and 2021, we incurred a net loss of $31.8 million and $31.0 million, respectively, and for the six months ended June 30, 2023 and 2022 we incurred a net loss of $12.1 million and $17.1 million, respectively. As of June 30, 2023, we had an accumulated deficit of $109.2 million. We expect to continue to incur substantial expenses without any corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize at least one of our product candidates or enter into one or more commercial license agreements for our TFF platform. However, there can be no assurance we will be able to obtain regulatory approval for any of our product candidates or enter into a commercial license. Even if we are able to obtain regulatory approval and subsequently commercialize our product candidates or successfully license our TFF platform, there can be no assurance that we will generate significant revenues or ever achieve profitability.

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

We expect we will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern will require us to obtain additional capital to fund our operations over the twelve months from the date of this report. As of June 30, 2023, we had total assets of approximately $13.6 million and working capital of approximately $8.2 million. As of June 30, 2023, our liquidity included approximately $7.7 million of cash and cash equivalents. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and co-development and joint ventures with industry partners, with a preference towards licensing fees for our technology and co-development and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment. Obtaining additional financing contains risks, including:

●	additional equity financing may not be available to us on satisfactory terms and any equity we are able to issue could lead to dilution for current stockholders;

●	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions;

●	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing; and

●	if we fail to obtain required additional financing to grow our business we may need to seek bankruptcy protection in the near term.

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

Unfavorable geopolitical and macroeconomic developments could adversely affect our business, financial condition or results of operations. Our business could be adversely affected by conditions in the U.S. and global economies, the United States and global financial markets and adverse geopolitical and macroeconomic developments, including rising inflation rates, the ongoing COVID-19 pandemic, the conflict between Ukraine and Russia and related sanctions, bank failures, and economic uncertainties related to these conditions.

For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In response to rising inflation, the U.S. Federal Reserve has raised, and may again raise, interest rates, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. The failures of Silvergate Bank, Silicon Valley Bank and Signature Bank in March 2023 and First Republic Bank in May 2023, and fears of other bank failures, may exacerbate these risks. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business.

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022, including as a result of economic sanctions and export controls against Russia and countermeasures taken by Russia. The full economic and social impact of these sanctions and countermeasures, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, and/or supply chain continuity, in both Europe and globally, and has introduced significant uncertainty into global markets. While we do not currently operate in Russia, Ukraine or Eastern Europe, as the adverse effects of this conflict continue to develop our business and results of operations may be adversely affected.

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

Risks Relating to Our Intellectual Property Rights

We are dependent on rights to certain technologies licensed to us. We do not have complete control over these technologies and any loss of our rights to them could prevent us from selling our product candidates. As noted above, our business model is entirely dependent on certain patent rights licensed to us by the University of Texas at Austin, or UT. See, “Risk Factors - Risks Relating to Our Business - Our business model is entirely dependent on certain patent rights licensed to us from the University of Texas at Austin, and the loss of those license rights would, in all likelihood, cause our business, as presently contemplated, to fail.” Because we will hold those rights as a licensee, we have limited control over certain important aspects of those patent rights. Pursuant to the patent license agreement, UT has reserved the right to control all decisions concerning the prosecution and maintenance of all U.S. and foreign patents, as well as all decisions concerning the enforcement of any actions against potential infringers of the patent rights. We believe that UT shares a common interest in these matters with us, and UT has agreed to consult with us on the prosecution and enforcement of possible infringement claims as well as other matters for which UT has retained control. However, there can be no assurance that UT will agree with our views as to how best to prosecute, maintain and defend the patent rights subject to the patent license agreement.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in October 2019 at a price of $5.00 per share, the reported high and low sales prices of our common stock have ranged from $0.32 to $21.14 through August 10, 2023. The market price of our shares on the NASDAQ Global Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

TFF PHARMACEUTICALS, INC.

Date: August 14, 2023	By:	/s/ Harlan Weisman
Harlan Weisman,
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Kirk Coleman
Kirk Coleman,
Chief Financial Officer
(Principal Financial Officer)

