Form 10-Q
period 2023-09-30
TFF Pharmaceuticals, Inc.
filed 2023-11-14
CIK 1733413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock: Par value $0.001	TFFP	The Nasdaq Capital Market

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

The number of shares of the registrant’s common stock outstanding as of November 13, 2023 was 59,133,574.

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to the following:

●	We are a clinical-stage biopharmaceutical company with limited operating history.

●	We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future.

●	We expect we will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

●	The report of our independent registered public accounting firm for the year ended December 31, 2022 states that due to our lack of revenue from commercial operations, significant losses and need for additional capital there is substantial doubt about our ability to continue as a going concern.

●	Our business could be adversely affected by conditions in the U.S. and global economies, the United States and global financial markets and adverse geopolitical and macroeconomic developments, including rising inflation rates and the Ukrainian/Russian and Israeli/Palestinian conflicts.

●	Our business model is entirely dependent on certain patent rights licensed to us from the University of Texas at Austin, and the loss of those license rights would, in all likelihood, cause our business, as presently contemplated, to fail.

●	Our business model includes, in part, the licensing of our TFF Platform to other pharmaceutical companies, however as of the date of this report, we have not out-licensed our TFF Platform to other pharmaceutical companies. Technology licensing in the pharmaceutical industry is a lengthy process and subject to several risks and factors outside of our control, and we cannot forecast our ability to successfully license our technology or the length of time it may take to establish a new licensing relationship.

●	Our business model also depends on our successful development, regulatory approval and commercialization of our product candidates, which may never occur. Our TFF VORI and TFF TAC product candidates are currently undergoing Phase 2 clinical trials, however, there can be no assurance that either trial will be successful or that we will continue clinical development TFF VORI and TFF TAC in support of an approval from the FDA or comparable foreign regulatory authorities for any indication

●	Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome.

●	Any termination or suspension of, or delays in the commencement or completion of, any necessary studies of any of our product candidates for any indications could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

●	Our success is entirely dependent on our ability to obtain the marketing approval for our product candidates by the FDA and the regulatory authorities in foreign jurisdictions in which we intend to market our product candidates, of which there can be no assurance.

●	Even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from its sales, if any, may be limited.

●	Even if we obtain marketing approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates.

●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

●	Even though we may apply for orphan drug designation for a product candidate, we may not be able to obtain orphan drug marketing exclusivity.

●	COVID-19 has impacted and could continue to adversely impact our business

●	We will be completely dependent on third parties to manufacture our product candidates for clinical and commercial purposes, and the commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

●	Our business operations could suffer in the event of information technology systems’ failures or security breaches.

●	Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

●	Third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues.

●	It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

●	Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.

●	We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

●	The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment.

●	If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

●	Future capital raises may dilute your ownership and/or have other adverse effects on our operations.

●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

●	We may be at an increased risk of securities class action litigation.

●	Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

●	Our certificate of incorporation and amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TFF PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$9,725,755	$16,612,315
Research and development tax incentive receivable	361,485	186,507
Prepaid assets and other current assets	805,659	2,226,344
Total current assets	10,892,899	19,025,166
Operating lease right-of-use asset, net	139,230	196,044
Property and equipment, net	2,064,354	3,078,342
Note receivable - Augmenta	1,781,000	1,812,975
Other assets	7,688	7,688
Total assets	$14,885,171	$24,120,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$983,287	$919,607
Accrued compensation	-	4,430
Deferred research grant revenue	76,000	126,000
Current portion of operating lease liability	82,725	80,625
Total current liabilities	1,142,012	1,130,662
Operating lease liability, net of current portion	52,230	110,094
Total liabilities	1,194,242	1,240,756

Commitments and contingencies (see Note 4)

Stockholders’ equity:
Common stock; $0.001 par value, 90,000,000 shares and 45,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 59,133,574 and 36,193,085 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	59,134	36,193
Additional paid-in capital	127,404,746	120,070,983
Accumulated other comprehensive loss	(203,712)	(139,295)
Accumulated deficit	(113,569,239)	(97,088,422)
Total stockholders’ equity	13,690,929	22,879,459
Total liabilities and stockholders’ equity	$14,885,171	$24,120,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Grant revenue	$234,763	$87,586	$619,543	$183,025
Operating expenses:
Research and development	2,386,707	4,025,940	9,087,264	14,360,293
General and administrative	2,268,656	3,342,266	8,058,235	10,238,744
Total operating expenses	4,655,363	7,368,206	17,145,499	24,599,037

Loss from operations	(4,420,600)	(7,280,620)	(16,525,956)	(24,416,012)

Other income (expense):
Interest income	88,810	6,119	160,009	19,184
Change in fair value of note receivable	(77,454)	-	(114,870)	-
Total other income, net	11,356	6,119	45,139	19,184

Net loss	$(4,409,244)	$(7,274,501)	$(16,480,817)	$(24,396,828)

Net loss per share, basic and diluted	$(0.09)	$(0.29)	$(0.41)	$(0.96)
Weighted average common shares outstanding, basic and diluted	47,441,693	25,451,691	39,983,825	25,399,352

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss	$(4,409,244)	$(7,274,501)	$(16,480,817)	$(24,396,828)
Other comprehensive loss:
Foreign currency translation adjustments	(38,182)	(103,226)	(64,417)	(161,426)
Comprehensive loss	$(4,447,426)	$(7,377,727)	$(16,545,234)	$(24,558,254)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2023	36,193,085	$36,193	$120,070,983	$(139,295)	$(97,088,422)	$22,879,459
Stock-based compensation	-	-	751,821	-	-	751,821
Costs related to ATM	-	-	(17,920)	-	-	(17,920)
Foreign currency translation adjustment	-	-	-	(18,669)	-	(18,669)
Net loss	-	-	-	-	(7,051,367)	(7,051,367)
Balance, March 31, 2023	36,193,085	36,193	120,804,884	(157,964)	(104,139,789)	16,543,324
Stock-based compensation	-	-	825,719	-	-	825,719
Costs related to ATM	-	-	(59,229)	-	-	(59,229)
Foreign currency translation adjustment	-	-	-	(7,566)	-	(7,566)
Net loss	-	-	-	-	(5,020,206)	(5,020,206)
Balance, June 30, 2023	36,193,085	36,193	121,571,374	(165,530)	(109,159,995)	12,282,042
Sale of common stock in public offering, net of offering costs	22,880,400	22,881	5,041,841	-	-	5,064,722
Sale of common stock through ATM	60,089	60	25,212	-	-	25,272
Stock-based compensation	-	-	766,319	-	-	766,319
Foreign currency translation adjustment	-	-	-	(38,182)	-	(38,182)
Net loss	-	-	-	-	(4,409,244)	(4,409,244)
Balance, September 30, 2023	59,133,574	$59,134	$127,404,746	$(203,712)	$(113,569,239)	$13,690,929

Balance, January 1, 2022	25,371,781	$25,372	$104,078,968	$(48,921)	$(65,318,360)	$38,737,059
Stock-based compensation	-	-	1,177,702	-	-	1,177,702
Foreign currency translation adjustment	-	-	-	47,234	-	47,234
Net loss	-	-	-	-	(8,376,002)	(8,376,002)
Balance, March 31, 2022	25,371,781	25,372	105,256,670	(1,687)	(73,694,362)	31,585,993
Issuance of common stock for stock option exercises	2,037	2	10,183	-	-	10,185
Stock-based compensation	-	-	1,195,081	-	-	1,195,081
Foreign currency translation adjustment	-	-	-	(105,434)	-	(105,434)
Net loss	-	-	-	-	(8,746,325)	(8,746,325)
Balance, June 30, 2022	25,373,818	25,374	106,461,934	(107,121)	(82,440,687)	23,939,500
Sale of common stock through ATM, net of offering costs	104,011	104	404,451	-	-	404,555
Issuance of common stock for stock option exercises	40,255	40	100,597	-	-	100,637
Stock-based compensation	-	-	955,561	-	-	955,561
Foreign currency translation adjustment	-	-	-	(103,226)	-	(103,226)
Net loss	-	-	-	-	(7,274,501)	(7,274,501)
Balance, September 30, 2022	25,518,084	$25,518	$107,922,543	$(210,347)	$(89,715,188)	$18,022,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(16,480,817)	$(24,396,828)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,343,859	3,328,344
Interest accrued on note receivable	(82,895)	-
Change in fair value of note receivable	114,870	-
Write-off of construction-in-process	747,348	-
Depreciation and amortization	371,814	267,311
Changes in operating assets and liabilities:
Receivable due from collaboration agreement	-	(184,272)
Research and development tax incentive receivable	(211,785)	(103,307)
Prepaid assets and other current assets	1,416,302	1,433,966
Accounts payable	66,910	148,657
Accrued compensation	(4,430)	(416,910)
Deferred revenue	(50,000)	312,710
Operating lease obligation	(55,764)	(29,869)

Net cash used in operating activities	(11,824,588)	(19,640,198)

Cash flows from investing activities:
Purchases of property and equipment	(48,359)	(1,410,159)
Net cash used in investing activities	(48,359)	(1,410,159)

Cash flows from financing activities:
Sale of common stock in public offering, net of offering costs	5,064,722	-
Sale of common stock through ATM, net of offering costs	25,272	404,555

Payment of offering costs in connection with ATM	(77,149)	-
Proceeds from issuance of common stock for stock option exercises	-	10,185

Net cash provided by financing activities	5,012,845	414,740

Effect of exchange rate changes on cash and cash equivalents	(26,458)	(11,965)

Net change in cash and cash equivalents	(6,886,560)	(20,647,582)

Cash and cash equivalents at beginning of period	16,612,315	33,794,672

Cash and cash equivalents at end of period	$9,725,755	$13,147,090

Supplemental disclosure of non-cash investing and financing activities:
Receivable for option exercise	$-	$100,637
ROU asset obtained for new operating lease	$-	$238,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2023 and 2022

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

For the nine months ended September 30, 2023 and 2022, the Company reported a net loss of $16.5 million and $24.4 million, respectively, and negative cash from operations of $11.8 million and $19.6 million, respectively. As of September 30, 2023, the Company had cash and cash equivalents of approximately $9.7 million, a working capital surplus of approximately $9.8 million and an accumulated deficit of $113.6 million. The Company has not generated revenues from commercial operations since inception and expects to continue incurring losses for the foreseeable future and needs to raise additional capital to continue the pursuit of its product development.

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

August 2023 Underwritten Public Offering

On August 17, 2023, the Company completed an underwritten public offering (“August 2023 Offering”), selling 22,880,400 shares of common stock, including 2,984,400 shares of common stock issued pursuant to the full exercise by the underwriter of its over-allotment option, at an offering price of $0.25 per share. The Company received gross proceeds of approximately $5.7 million. The Company received net proceeds of approximately $5.1 million, after deducting underwriting discounts and offering-related expenses.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2023 and the results of operations, changes in stockholders’ equity and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2023 and 2022

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

For The Three and Nine Months Ended September 30, 2023 and 2022

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

As the Company has determined that it has reasonable assurance that it will receive the cash refund for eligible research and development expenditures, the Company records the Australian Tax Incentive as a reduction to research and development expenses as the Australian Tax Incentive is not dependent on the Company generating future taxable income, the Company’s ongoing tax status, or tax position. At each period end, management estimates the refundable tax offset available to the Company based on available information at the time. This percentage of eligible research and development expenses reimbursable under the Australian Tax Incentive is 43.5% for the periods ended September 30, 2023 and 2022. In addition, the Company is also eligible to receive amounts from the United States Internal Revenue Service (“IRS”) related to research and development tax credits for expenditures.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2023 and 2022

The research and development incentive receivable represents amounts due in connection with the Australian Tax Incentive and from the IRS. The Company has recorded a research and development tax incentive receivable of $361,485 and $186,507 as of September 30, 2023 and December 31, 2022, respectively, in the condensed consolidated balance sheets. The Company recorded a reduction to research and development expenses of $88,947 and $211,785 during the three and nine months ended September 30, 2023, respectively, and $25,544 and $103,307 during the three and nine months ended September 30, 2022, respectively.

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

For the nine months ended September 30, 2023 and 2022, the Company had the following potential common stock equivalents outstanding which were not included in the calculation of diluted net loss per common share because inclusion thereof would be anti-dilutive:

	For The Nine Months Ended September 30,
	2023	2022
Stock Options	5,327,820	2,866,439
Warrants	6,205,400	414,233
	11,533,220	3,280,672

*	On an as-converted basis

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

For The Three and Nine Months Ended September 30, 2023 and 2022

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

On August 30, 2023, the Company received a notice from the Nasdaq Stock Market, LLC (“Nasdaq”) stating that the staff of the Nasdaq has determined that the Company will be eligible for an additional 180 calendar day period to regain compliance with the minimum bid price requirement in Nasdaq Listing Rule 5450(a)(1). As previously reported by the Company, on March 2, 2023, the Company received a notice (“Notice”) of delisting from the Nasdaq because the closing bid price of the Company’s common stock over the previous 30 consecutive trading-day period had fallen below $1.00 per share. Pursuant to the Notice and Rule 5810(c)(3)(A) of the Nasdaq Listing Rules, the Company had an initial 180 days from the date of the Notice, or until August 29, 2023, to regain compliance with the minimum bid price requirement in Rule 5450(a)(1) by achieving a closing bid price for the Company’s common stock of at least $1.00 per share over a minimum of 10 consecutive business days. The Company now has until February 26, 2024 to regain compliance with the minimum bid price requirement in Nasdaq listing Rule 5450(a)(1). If the Company does not regain compliance with Rule 5450(a)(1) by achieving a closing bid price for the Company’s common stock of at least $1.00 per share over a minimum of 10 consecutive business days by February 26, 2024, the Nasdaq will commence suspension and delisting procedures.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2023 and 2022

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

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2023 and 2022

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In October 2018, the Company entered into a lease agreement for office space in Doylestown, Pennsylvania. The lease commenced on October 15, 2018 and expires on October 31, 2023, as amended. The lease has an additional one-year option for renewal, and the base rent is $37,080 per year. The Company determined that the lease agreement is considered a short-term lease under ASC 842 and has not recorded a right-of-use asset or liability. The Company did not renew the lease upon its expiration. The Company rents another office space on a month-to-month basis with no long-term commitment, which is considered a short-term lease as well. In May 2022, the Company entered into a lease agreement for lab space in Austin, Texas. The lease commenced on June 1, 2022 and expires on May 31, 2025. The lease has an additional three-year option for renewal, which the Company has determined it is not reasonably certain to exercise.

Supplemental balance sheet information related to leases was as follows:

	September 30, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$139,230	$196,044

Operating lease liability - current portion	$82,725	$80,625
Operating lease liability - long-term portion	52,230	110,094
Total operating lease liabilities	$134,955	$190,719

Supplemental lease expense related to leases was as follows:

	Statement of Operations	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Lease	Classification	2023	2022	2023	2022
Operating lease cost	Research and development	$22,275	$22,275	$66,825	$29,700
Short-term lease cost	Research and development	-	6,244	-	18,733
Short-term lease cost	General and administrative	21,570	21,000	64,910	62,659

Total lease expense		$43,845	$49,519	$131,735	$111,092

Other information related to operating leases:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term	1.7 years	2.4 years
Weighted-average discount rate	8%	8%

Supplemental cash flow information related to operating leases was as follows:

	For The Nine Months Ended September 30,
	2023	2022
Cash paid for operating lease liabilities	$65,775	$29,869

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2023 and 2022

Approximate future minimum lease payments under non-cancellable leases (including short-term leases) are as follows:

Fiscal Year Ending December 31,
2023 (Remaining)	$18,000
2024	91,000
2025	38,000
Total minimum lease payments	147,000
Less: Imputed interest	(9,000)
Total	$138,000

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

For The Three and Nine Months Ended September 30, 2023 and 2022

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

The following table presents the Company’s assets and liabilities that are measured at fair value as of September 30, 2023:

	Fair value measured as of September 30, 2023
		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Augmenta Note at fair value	$1,781,000	$-	$-	$1,781,000

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis:

Fair Value of Level 3 Augmenta Note
Beginning balance, January 1, 2023	$1,812,975
Accrued interest receivable	82,895
Change in fair value	(114,870)
Ending balance, September 30, 2023	$1,781,000

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2023 and 2022

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

NOTE 7 - STOCKHOLDERS’ EQUITY

Common Stock

August 2023 Offering

On August 17, 2023, the Company completed the August 2023 Offering, selling 22,880,400 shares of common stock, including 2,984,400 shares of common stock issued pursuant to the full exercise by the underwriter of its over-allotment option, at an offering price of $0.25 per share. The Company received gross proceeds of approximately $5.7 million. The Company received net proceeds of approximately $5.1 million, after deducting underwriting discounts and offering-related expenses. In connection with the August 2023 Offering, the Company issued to the underwriter a warrant to purchase 457,608 shares of common stock, exercisable at $0.3125 per share, commencing on the 180th day following the closing date of the August 2023 Offering and expiring five years from the closing date of the August 2023 Offering. The classification of the warrants was evaluated and the Company concluded they are considered equity instruments. The warrants were considered offering costs and netted against additional paid-in capital.

At-Market-Offering

On June 10, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as agent, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $35.0 million in an ATM offering, to or through the agent. During the three months September 30, 2023, the Company sold 60,089 shares of its common stock at average price of $0.42 per share resulting in net proceeds of approximately $25,000.

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

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three and nine months ended September 30, 2023 and 2022 for stock options and warrants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$251,397	$228,170	$756,511	$676,053
General and administrative	514,922	727,391	1,587,348	2,652,291
	$766,319	$955,561	$2,343,859	$3,328,344

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2023 and 2022

As of September 30, 2023, there was approximately $4,712,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.1 years.

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

The Company estimated the fair value stock options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of stock options issued was estimated using the following:

For The Nine Months September 30, 2023
Weighted average exercise price	$1.06
Weighted average grant date fair value	$0.70
Assumptions
Expected volatility	92%-102%
Expected term (in years)	6.3 - 10.0
Risk-free interest rate	3.44%-4.19%
Expected dividend yield	0.00%

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

The following table summarizes stock option activity during the nine months ended September 30, 2023:

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2023	2,909,057	$5.96	7.46	$24,279
Granted	2,759,950	1.06	-	-
Cancelled	(341,187)	7.15	-	-
Outstanding at September 30, 2023	5,327,820	$3.35	7.66	$-
Exercisable at September 30, 2023	2,252,747	$4.72	5.78	$-

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2023 and 2022

NOTE 9 - SBIR GRANT

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

NOTE 10 - SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2023 through the filing date of this Quarterly Report. Based on its evaluation, nothing other than the events included in the notes to the condensed consolidated financial statements need to be disclosed.

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

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

The following table summarizes our results of operations with respect to the items set forth below for the three months ended September 30, 2023 and 2022 together with the percentage change for those items.

	For The Three Months Ended September 30,
	2023	2022	Increase (Decrease)	Change
Grant revenue	$234,763	$87,586	$147,177	168%
Research and development expense	$2,386,707	$4,025,940	$(1,639,233)	(41)%
General and administrative expense	2,268,656	3,342,266	(1,073,610)	(32)%
Total operating expense	$4,655,363	$7,368,206	$(2,712,843)	(37)%

We have entered into feasibility and material transfer agreements with third parties that provide us with funds in return for certain research and development activities. During the three months ended September 30, 2023 and 2022, we recognized $234,763 and $87,586, respectively, of grant revenue.

Research and development expense was as follows for the periods indicated:

	For The Three Months Ended September 30,
	2023	2022	Increase (Decrease)	Change
Manufacturing and related	$695,381	$1,996,789	$(1,301,408)	(65)%
Clinical and preclinical	559,960	1,354,833	(794,873)	(59)%
Payroll, stock-based compensation and related	824,754	514,974	309,780	60%
Other	306,612	159,344	147,268	92%
Total research and development expense	$2,386,707	$4,025,940	$(1,639,233)	(41)%

Research and development expense decreased during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to a $1.3 million reduction in manufacturing and related expenses and a $0.8 million reduction in clinical and preclinical expenses, offset by increases of $0.3 million in payroll expense and $0.1 million in other research and development expenses. Research and development expenses during the three months ended September 30, 2022 were impacted by the initial set-up costs for the Phase 2 trial of TFF Vori, completion of the Phase 1 trial of TFF Niclosamide and the suspension of the joint development and collaboration agreement with Augmenta Bioworks, Inc.

General and administrative expense was as follows for the periods indicated:

	For The Three Months Ended September 30,
	2023	2022	Increase (Decrease)	Change
Payroll, stock-based compensation and related	$1,032,286	$1,183,208	$(150,922)	(13)%
Insurance and office expense	497,274	714,002	(216,728)	(30)%
Professional fees and patent expense	477,909	647,448	(169,539)	(26)%
Market research	91,755	388,631	(296,876)	(76)%
Consulting	61,500	318,108	(256,608)	(81)%
Other	107,932	90,869	17,063	19%
Total general and administrative expense	$2,268,656	$3,342,266	$(1,073,610)	(32)%

General and administrative expense decreased during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to decreases of $0.2 million in payroll related expenses, $0.2 million in insurance and office expenses, $0.2 million in professional fees and patent expenses, $0.3 million in market research expenses and $0.3 million in consulting expenses. The decrease in general and administrative expenses was due in part to strategic cost reduction efforts implemented by management.

The following table summarizes our interest income for the three months ended September 30, 2023 and 2022 together with the percentage change for those items.

	For The Three Months Ended September 30,
	2023	2022	Increase (Decrease)	Change
Interest income	$88,810	$6,119	$82,691	1,351%
Change in fair value of note receivable	$(77,454)	$-	$(77,454)	100%

Interest income increased during fiscal 2023 mainly due to the interest accrued on the note receivable and increased interest earned on cash equivalents. Other expense during fiscal 2023 is the change in the fair value of the note receivable.

We incurred a net loss of $4.4 million and $7.3 million for the three months ended September 30, 2023 and 2022, respectively.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

The following table summarizes our results of operations with respect to the items set forth below for the nine months ended September 30, 2023 and 2022 together with the percentage change for those items.

	For The Nine Months Ended September 30,
	2023	2022	Increase (Decrease)	Change
Grant revenue	$619,543	$183,025	$436,518	239%
Research and development expense	$9,087,264	$14,360,293	$(5,273,029)	(37)%
General and administrative expense	8,058,235	10,238,744	(2,180,509)	(21)%
Total operating expense	$17,145,499	$24,599,037	$(7,453,538)	(30)%

We have entered into feasibility and material transfer agreements with third parties that provide us with funds in return for certain research and development activities. During the nine months ended September 30, 2023 and 2022, we recognized $619,543 and $183,025, respectively, of grant revenue.

Research and development expense was as follows for the periods indicated:

	For The Nine Months Ended September 30,
	2023	2022	Increase (Decrease)	Change
Manufacturing and related	$3,871,180	$6,005,160	$(2,133,980)	(36)%
Clinical and preclinical	2,146,325	6,268,219	(4,121,894)	(66)%
Payroll, stock-based compensation and related	2,345,856	1,545,510	800,346	52%
Other	723,903	541,404	182,499	34%
Total research and development expense	$9,087,264	$14,360,293	$(5,273,029)	(37)%

Research and development expense decreased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to a $4.1 million reduction in clinical and preclinical expenses and a $2.1 million reduction in manufacturing and related expenses, offset by increases of $0.8 million payroll expense and $0.2 million other research and development expenses. Research and development expenses during the nine months ended September 30, 2022 were impacted by the initial set-up costs for the Phase 2 trial of TFF Vori, completion of the Phase 1 trial of TFF Niclosamide and the suspension of the joint development and collaboration agreement with Augmenta Bioworks, Inc.

General and administrative expense was as follows for the periods indicated:

	For The Nine Months Ended September 30,
	2023	2022	Increase (Decrease)	Change
Payroll, stock-based compensation and related	$3,579,064	$3,998,423	$(419,359)	(10)%
Professional fees and patent expense	1,530,052	1,857,007	(326,955)	(18)%
Insurance and office expense	1,591,556	2,266,699	(675,143)	(30)%
Market research	517,608	954,709	(437,101)	(46)%
Consulting	446,800	916,475	(469,675)	(51)%
Other	393,155	245,431	147,724	60%
Total general and administrative expense	$8,058,235	$10,238,744	$(2,180,509)	(21)%

General and administrative expense decreased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to decreases of $0.4 million in payroll related expense, $0.3 million in professional fees and patent expenses, $0.7 million in insurance and office expenses, $0.4 million in market research expenses and $0.5 million in consulting expenses. The decrease in general and administrative expenses was due in part to strategic cost reduction efforts implemented by management.

The following table summarizes our interest income for the nine months ended September 30, 2023 and 2022 together with the percentage change for those items.

	For The Nine Months Ended September 30,
	2023	2022	Increase (Decrease)	Change
Interest income	$160,009	$19,184	$140,825	734%
Change in fair value of note receivable	$(114,870)	$-	$(114,870)	100%

Interest income increased during fiscal 2023 mainly due to the interest accrued on the note receivable and increased interest earned on cash equivalents. Other expense during fiscal 2023 is the change in the fair value of the note receivable.

We incurred a net loss of $16.5 million and $24.4 million for the nine months ended September 30, 2023 and 2022, respectively.

Financial Condition

As of September 30, 2023, we had total assets of approximately $14.9 million and working capital of approximately $9.8 million. As of September 30, 2023, our liquidity included approximately $9.7 million of cash and cash equivalents. On August 17, 2023, we completed an underwritten public offering, selling 22,880,400 shares of common stock, including 2,984,400 shares of common stock issued pursuant to the full exercise by the underwriter of its over-allotment option, at an offering price of $0.25 per share. We received gross proceeds of approximately $5.7 million. We received net proceeds of approximately $5.1 million, after deducting underwriting discounts and offering-related expenses. On June 10, 2022, we entered into an Open Market Sale Agreement with Jefferies LLC, as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $35.0 million in an “at-the-market” or ATM offering, to or through the agent. During the nine months September 30, 2023, we sold 60,089 shares of its common stock at average price of $0.42 per share resulting in proceeds of approximately $25,000.

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

Critical Accounting Policies

Critical accounting policies are described in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. During the nine months ended September 30, 2023, there was a material change to our critical accounting policies previously disclosed regarding our accounting for a convertible note receivable utilizing the fair value option under Accounting Standards Codification (“ASC”) 825, Financial Instruments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the fiscal years ended December 31, 2022 and 2021, we incurred a net loss of $31.8 million and $31.0 million, respectively, and for the nine months ended September 30, 2023 and 2022 we incurred a net loss of $16.5 million and $24.4 million, respectively. As of September 30, 2023, we had an accumulated deficit of $113.6 million. We expect to continue to incur substantial expenses without any corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize at least one of our product candidates or enter into one or more commercial license agreements for our TFF platform. However, there can be no assurance we will be able to obtain regulatory approval for any of our product candidates or enter into a commercial license. Even if we are able to obtain regulatory approval and subsequently commercialize our product candidates or successfully license our TFF platform, there can be no assurance that we will generate significant revenues or ever achieve profitability.

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

We expect we will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern will require us to obtain additional capital to fund our operations over the twelve months from the date of this report. As of September 30, 2023, we had total assets of approximately $14.9 million and working capital of approximately $9.8 million. As of September 30, 2023, our liquidity included approximately $9.7 million of cash and cash equivalents. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and co-development and joint ventures with industry partners, with a preference towards licensing fees for our technology and co-development and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment. Obtaining additional financing contains risks, including:

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

Unfavorable geopolitical and macroeconomic developments could adversely affect our business, financial condition or results of operations. Our business could be adversely affected by conditions in the U.S. and global economies, the United States and global financial markets and adverse geopolitical and macroeconomic developments, including rising inflation rates, the ongoing COVID-19 pandemic, the Ukrainian/Russian and Israeli/Palestinian conflicts and related sanctions, bank failures, and economic uncertainties related to these conditions.

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

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022 and the eruption of the Israeli/Palestinian conflict in October 2023, including as a result of economic sanctions and export controls against Russia and countermeasures taken by Russia. The full economic and social impact of these sanctions and countermeasures, in addition to the ongoing military conflicts in Ukraine and Gaza, which could conceivably expand, remains uncertain; however, both the conflicts and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, and/or supply chain continuity, in both Europe and globally, and has introduced significant uncertainty into global markets. While we do not currently operate in Russia, Ukraine or the Middle East, as the adverse effects of these conflicts continue to develop our business and results of operations may be adversely affected.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in October 2019 at a price of $5.00 per share, the reported high and low sales prices of our common stock have ranged from $0.276 to $21.14 through October 31, 2023. The market price of our shares on the NASDAQ Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

Pursuant to the notice and Rule 5810(c)(3)(A) of the Nasdaq Listing Rules, we originally had 180 days from the date of the notice, or until August 29, 2023, to regain compliance with the minimum bid price requirement in Rule 5450(a)(1) by achieving a closing bid price for our common stock of at least $1.00 per share over a minimum of 10 consecutive business days. On August 30, 2023, we received a further notice from the Nasdaq stating that the staff of the Nasdaq has determined that we will be eligible for an additional 180 calendar day period to regain compliance with the minimum bid price requirement in Nasdaq Listing Rule 5450(a)(1). We now have until February 26, 2024 to regain compliance with the minimum bid price requirement in Nasdaq listing Rule 5450(a)(1). If we do not regain compliance with Rule 5450(a)(1) by achieving a closing bid price for our common stock of at least $1.00 per share over a minimum of 10 consecutive business days by February 26, 2024, the Nasdaq will commence suspension and delisting procedures.

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

We will remain an “emerging growth company” through December 31, 2024, although we will lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 in any future year.

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

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2023.

3.2	First Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 6. 2023.

4.1	Warrant dated August 17, 2023 issued to The Benchmark Company, LLC	Filed electronically herewith

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	Inline XBRL Instance Document	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TFF PHARMACEUTICALS, INC.

Date: November 14, 2023	By:	/s/ Harlan Weisman
Harlan Weisman,
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Kirk Coleman
Kirk Coleman,
Chief Financial Officer
(Principal Financial Officer)