Form 10-K
period 2023-12-31
TFF Pharmaceuticals, Inc.
filed 2024-03-28
CIK 1733413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $16.5 million.

The number of shares of the registrant’s common stock outstanding as of March 22, 2024 was 2,519,220.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2023. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

Except as otherwise indicated, all share and share price in this report gives effect to a reverse stock split effected on December 19, 2023 at a ratio of one for 25.

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to the following:

●	We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

●	We are a clinical-stage biopharmaceutical company with limited operating history.

●	We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future.

●	The report of our independent registered public accounting firm for the year ended December 31, 2023 states that due to our lack of revenue from commercial operations, significant losses and need for additional capital there is substantial doubt about our ability to continue as a going concern.

●	Our business model is entirely dependent on certain patent rights licensed to us from the University of Texas at Austin, and the loss of those license rights would, in all likelihood, cause our business, as presently contemplated, to fail.

●	Our business model includes, in part, the licensing of our TFF Platform to other pharmaceutical companies, however technology licensing in the pharmaceutical industry is a lengthy process and subject to several risks and factors outside of our control, and we cannot forecast our ability to successfully license our technology or the length of time it may take to establish a new licensing relationship.

●	Unfavorable geopolitical and macroeconomic developments could adversely affect our business, financial condition or results of operations.

●	Our business model also depends on our successful development, regulatory approval and commercialization of our product candidates, which may never occur. Our TFF TAC and TFF VORI product candidates are currently undergoing Phase 2 clinical trials. In March 2024, we announced our decision to prioritize clinical development of TFF TAC based on positive Phase 2 data and to evaluate strategic options for TFF VORI, however, there can be no assurance that the Phase 2 trial for TFF TAC will be successful, we will be successful in finding a strategic option for TFF VORI or that we will continue clinical development of TFF TAC in support of an approval from the FDA or comparable foreign regulatory authorities for any indication.

●	Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results.

●	Our business operations could suffer in the event of information technology systems’ failures or security breaches.

●	Our success is entirely dependent on our ability to obtain the marketing approval for our product candidates by the FDA and the regulatory authorities in foreign jurisdictions in which we intend to market our product candidates, of which there can be no assurance.

●	Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome.

●	Even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from its sales, if any, may be limited.

●	Even if we obtain marketing approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates.

●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

●	Even though we may apply for orphan drug designation for a product candidate, we may not be able to obtain orphan drug marketing exclusivity.

●	Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

●	Any termination or suspension of, or delays in the commencement or completion of, any necessary studies of any of our product candidates for any indications could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

●	We will be completely dependent on third parties to manufacture our product candidates for clinical and commercial purposes, and the commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

●	Third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues.

●	It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

●	Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.

●	We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

●	Our business could be adversely affected by conditions in the U.S. and global economies.

●	The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment.

●	If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

●	Future capital raises may dilute your ownership and/or have other adverse effects on our operations.

●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

●	We may be at an increased risk of securities class action litigation.

●	Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

●	Our certificate of incorporation and amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

PART I

Item 1. Business

Background

TFF Pharmaceuticals, Inc. was formed as a Delaware corporation on January 24, 2018 for the purpose of developing and commercializing innovative drug products based on our patented Thin Film Freezing, or TFF, technology platform. Since our formation, we have focused on the development of our initial drug candidates, the establishment of strategic relationships with established pharmaceutical companies and certain government agencies and the pursuit of additional working capital. We have not commenced revenue-producing operations. Unless otherwise indicated, the terms “TFF Pharmaceuticals,” “Company,” “we,” “us,” and “our” refer to TFF Pharmaceuticals, Inc. and its wholly-owned subsidiaries.

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

As of the date of this report, we have two product candidates in clinical trials, TFF Tacrolimus Inhalation Powder, or TFF TAC, and TFF Voriconazole Inhalation Powder, or TFF VORI. To date, we have completed one Phase 1 study in healthy volunteers and one Phase 1b study in patients with asthma exploring the safety, tolerability and pharmacokinetics of TFF VORI. We have initiated Phase 2 clinical trials of TFF TAC and TFF VORI and, in December 2023, we released positive initial data from both trials, along with clinical data from our ongoing TFF VORI Expanded Access Program. In March 2024, we announced our decision to prioritize clinical development of TFF TAC based on positive Phase 2 data and to evaluate strategic options for TFF VORI. We expect to conclude our Phase 2 clinical trials of TFF VORI in the first half of 2024 and TFF TAC in the second half of 2024.

We are also actively engaged in the analysis and testing of dry powder formulations of several drugs and vaccines through parenteral, topical, ocular, pulmonary and nasal applications through feasibility studies and material transfer agreements with U.S. and international pharmaceutical companies and certain government agencies. We intend to initially focus on the development of inhaled dry powder drugs for the treatment of pulmonary diseases and conditions. While the TFF platform was designed to improve solubility of poorly water-soluble drugs generally, the researchers at University of Texas at Austin, or UT, found that the technology was particularly useful in generating dry powder particles with properties which allow for superior inhalation delivery to the deep lung, which is an area of high interest in respiratory medicine. We believe that our TFF platform can significantly increase the number of pulmonary drug products that can be delivered directly to the lung. We intend to design our dry powder drug products for use with dry powder inhalers, which are generally considered to be the most effective and convenient for patients-friendly of all breath-actuated inhalers. We plan to focus on developing inhaled dry powder formulations of existing drugs and that will be off-patent by launch and are suited for lung diseases and conditions, which we believe includes dozens of potential drug candidates, many have a potential market of over $1 billion.

We initially intend to directly pursue the development of dry powder formulations of off-patent drugs through the U.S. Food and Drug Administration’s, or FDA’s, 505(b)(2) New Drug Application (NDA) regulatory pathway and in similar regulatory paths in other foreign jurisdictions. The 505(b)(2) pathway contains full reports of investigations of safety and effectiveness and some of the information required for approval comes from studies not conducted by or for the NDA applicant. The commercialization of 505(b)(2) products has the potential advantages: significantly lower development costs and shorter development timelines to approval than traditional new molecular entities. The clinical requirements for a 505(b)(2) drug candidate can vary widely from product to product and depend primarily on whether the product candidate claims a new indication, provides for a different route of administration, or claims improved safety compared to the existing approved product, and may include bioequivalence trials, limited safety and efficacy trials, or full Phase I through III trials. Generally, the clinical requirements for a 505(b)(2) product candidate may vary depending on the patient population, route of administration, dosing regimen, and other development considerations, and requires ongoing alignment with the FDA and other applicable health authorities. For example, based on our meetings to date with the FDA, we believe we need to conduct additional clinical trials beyond the current Phase 2 trials for TFF TAC and TFF VORI prior to filing for marketing approval for either product.

TFF TAC has been awarded orphan drug status. We also believe that in some cases our other dry powder drug products may qualify for the FDA’s orphan drug status.

We intend to commercialize our TFF platform and internally developed product candidates through the following means:

●	We may out-license our internally developed product candidates, such as TFF TAC and TFF VORI, or agree to jointly develop such products with a third-party pharmaceutical company;

●	Upon and subject to receipt of the requisite approvals, we may directly commercialize our internally developed product candidates through a combination of our internal direct sales and third-party marketing and distribution partnerships; and

●	We may pursue the licensing of our TFF platform or a joint development arrangement for a particular field of use with a third-party pharmaceutical company.

The Problem We Address

Solubility is an issue that all drugs must address. No matter how active or potentially active a new drug is against a particular molecular target, if the drug is not available in solution at the site of action, it is most likely not a viable development candidate. Based on independent third-party studies, at least 75% of drugs under development have poor water solubility, which can prohibit development since most pharmaceutical companies cannot or will not conduct rigorous preclinical and clinical studies on a molecule that does not have a sufficient pharmacokinetic profile due to poor water solubility. Water solubility can also be an issue for some marketed drugs. Based on independent third-party studies, only two-thirds of the drugs on the World Health Organization, or WHO, Essential Drug List were classified as high solubility and 40% of currently marketed drugs have poor water solubility. A marketed drug with poor water solubility can show performance limitations, such as incomplete or erratic absorption, poor bioavailability, and slow onset of action. Effectiveness can vary from patient to patient, and there can be a strong effect of food on drug absorption. Finally, it may be necessary to increase the dose of a poorly soluble drug to obtain the efficacy required, which can lead to adverse side effects, toxicity issues and increased costs.

In addition to water solubility issues generally, certain drugs that target lung conditions and diseases have poor solubility that precludes them from being delivered by way of inhalation, especially via a breath-actuated inhaler and can only be given orally or intravenously. Breath-actuated inhalers include dry powder inhalers, metered dose inhalers and some nebulizers. A dry powder inhaler delivers drugs in a dry powder form directly to the lungs by way of a deep, fast breath on the mouth of the inhaler. A metered dose inhaler uses propellant to push medication to the lungs. A nebulizer creates a mist that is breathed into the lungs through a mouthpiece. The dry powder inhaler is generally considered to be the most effective and convenient form of breath-actuated inhaler for all users, other than for those whose severe condition does not allow them to take a sufficiently deep breath.

We believe the primary benefit of a breath-actuated inhaler is its ability to administer a greater portion of the drug dosage directly to the target site. Dosing directly to the lungs has been shown to allow for better effect with fewer adverse events. It has been shown that dosing directly to the lungs requires a lower dose of drug, compared to delivery by oral or parenteral routes. While breath-actuated inhalers allow for a greater portion of the administered drug to reach the treatment site, which should allow for much smaller dosages compared to oral or intravenous delivery, not all drugs targeting lung conditions and diseases can currently be formulated for use with a breath-actuated inhaler. We believe there are dozens of these off-patent drugs targeting lung conditions and diseases that can be reformulated using our TFF platform for delivery by way of breath-actuated inhalers, many of which have a potential market of over $1 billion. This is the market we intend to initially address through our development of dry powder drugs utilizing our TFF platform.

Our Thin Film Freezing Platform

Our development of dry powder drugs is enabled by technology licensed to us by the University of Texas at Austin, or UT. Researchers at UT have developed a technology employing a process called Thin Film Freezing, or TFF. While the TFF platform was designed to improve solubility of poorly water-soluble final drug products generally, the researchers at UT found that the technology was particularly useful in generating dry powder particles with properties suitable for inhalation delivery to the deep lung, via dry powder inhaler delivery systems, an area of extreme interest in respiratory medicine. The TFF process results in a “Brittle Matrix Particle,” which exhibits a low bulk density, high surface area, and optionally an amorphous morphology, allowing the particles to supersaturate when contacting the target site, such as lung tissue. The aerodynamic properties of the particles are such that the amount of drug deposited to the deep lung may, in some cases, reach ten times that achieved via the oral route.

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

We believe our TFF platform is a breakthrough platform technology for making dry powders from drugs that previously were not candidates for the dry powder inhaler or any breath-actuated inhaler. We believe our TFF technology opens the way for direct-to-lung delivery of dozens of pharmaceuticals, including the reformulation of existing drugs into a more safe and convenient inhaled dry powder product. We believe the technology can be used with molecules of all types and works with existing and off-the-shelf dry powder inhalers without the need for any additional equipment or devices.

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

The TFF platform was invented and developed by researchers at University of Texas at Austin, or UT, led by Robert O. Williams, III, Ph.D. UT has granted to us an exclusive worldwide, royalty-bearing license to the patent rights for the TFF platform in all fields of use. We continue to work with Dr. Williams and his UT team through a series of Sponsored Research Agreements, or SRAs, with UT. Our SRAs with UT are industry standard sponsored research agreements pursuant to which UT provides to us certain product formulation, characterization and evaluation services regarding potential product candidates incorporating our TFF technology in exchange for our payment of UT’s expenses and reasonable overhead. The services conducted by UT were carried out under the direction of Dr. Williams, who is the principal inventor of the TFF technology. The current SRA expires in July 2025 and is subject to renewal upon mutual agreement of the parties. The SRAs includes customary provisions concerning confidentiality, indemnification and intellectual property rights, including each party’s exclusive ownership of all intellectual property developed solely by them and the parties’ joint ownership of all intellectual property developed jointly. All patented intellectual property rights relating to the TFF technology developed solely or jointly by UT are subject to our patent license agreement with UT and are included among our licensed patent rights. Pursuant to those SRAs, Dr. Williams and his team, together with their labs and collaborators, provide expertise and initial development work, including:

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

In June 2022, we established our own laboratory in Austin, Texas where we undertake certain product formulation, characterization and evaluation services with regard to potential product candidates. We established our own laboratory to obtain direct ownership over all intellectual property developed within our laboratory and to address concerns on the part of our partners over potential conflicts with UT.

Our Internal Product Candidates

We intend to initially focus on the development of inhaled dry powder drugs for the treatment of pulmonary diseases and conditions. Our dry powder drug product candidates will be designed for use with dry powder inhalers, which are generally considered to be the most effective of all breath-actuated inhalers. We plan to focus on developing dry powder drugs intended for lung diseases and conditions that are off-patent, which we believe includes dozens of potential drug candidates, many of which have a potential market of over $1 billion. As of the date of this report, we have identified and are focusing on two initial drug candidates, each of which are in ongoing Phase 2 clinical trials.

Tacrolimus Inhalation Powder, TFF TAC - For Prophylaxis of Lung Transplant Rejection

We are developing Tacrolimus Inhalation Powder, TFF TAC, an inhaled dry powder formulation of tacrolimus, for the prophylaxis of organ rejection in patients receiving lung transplants, in combination with other immunosuppressants. Prograf (tacrolimus) is currently the first-line calcineurin inhibitor used in the maintenance regimen to prevent rejection after lung transplantation despite its many significant systemic toxicities. Prograf can be administered as oral capsules, injection or an oral suspension.

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

Prograf is an off-patent drug and we have developed TFF TAC to be administered with an oral dry powder inhaler. Because our dry powder version would provide for a high local lung concentration, it is expected that oral tacrolimus can be stopped or weaned to minimize systemic toxicities while maintaining local lung immune suppression to prevent rejection. We believe our TFF TAC may have a high likelihood of success in competing in the immunosuppressant market for lung and heart/lung transplants. TFF TAC has been awarded orphan drug status.

To date, we have completed a Phase 1 study in healthy volunteers to assess the safety, tolerability and pharmacokinetics of TFF TAC. As of the date of this report, a Phase 2 clinical trial of TFF TAC in patients in lung transplant patients is underway. In December 2023, we released positive initial data from this trial. We expect to conclude our Phase 2 clinical trial of TFF TAC in the second half of 2024.

Voriconazole Inhalation Powder, TFF VORI - For the Treatment and Prophylaxis of Invasive Pulmonary Aspergillosis

We are developing Voriconazole Inhalation Powder, or TFF VORI, an inhaled dry powder formulation of voriconazole, for the treatment and prophylaxis of invasive pulmonary aspergillosis, or IPA, a severe fungal pulmonary disease with an overall 84-day all-cause mortality rate of approximately 30% despite use of standard of care therapy. IPA occurs primarily in patients with severe immunodeficiency, such as bone marrow and solid organ transplant recipients, and patients with chemotherapy-induced immunodeficiency, hematologic malignancy, or HIV. To date, the approved antifungals used to treat IPA have been delivered orally or intravenously, where doses required to achieve efficacy have been associated with systemic toxicities and drug-drug interaction issues, which places a premium on any formulation that can improve the drugs’ efficacy and/or safety and tolerability. Due to the nature of these drugs, it has not been possible to make formulations for breath-actuated inhalers that might maximize lung concentration while limiting side effects.

Voriconazole is an off-patent, first-line drug for the treatment of IPA. It is also used off-label for the prophylaxis of IPA. We believe TFF VORI represents an opportunity for the treatment and prophylaxis of IPA and other voriconazole responsive pulmonary fungal infections. Direct delivery of TFF VORI to the lungs has the potential to put the drug exactly where it is needed, while minimizing off target toxic effects. Voriconazole is currently marketed in Australia, Canada, Europe and the U.S. as VFEND, and is available in several strengths and presentations for oral delivery or IV infusion. As of the date of this report, the Clinical Practice Guidelines released by the Infectious Diseases Society of America recommend voriconazole as first-line monotherapy for IPA. However, since the registration of VFEND in Europe and the U.S. in 2002, several studies have examined the exposure-response relationship with voriconazole. Those studies have identified a relationship between low voriconazole exposure and higher rates of treatment failure and high voriconazole exposure and higher propensity for neurotoxicity. Studies have also shown that voriconazole delivered orally or intravenously is associated with a high degree of exposure variability. In the case of oral delivery, the high degree of variability can be partly explained by the effect of food as high-fat meals decrease maximum concentrations by 34% to 58%. In addition, voriconazole when delivered orally or intravenously has many serious adverse reactions, including hepatic toxicity, arrhythmias and QT prolongation, infusion related reactions, visual disturbances, severe cutaneous adverse reactions, photosensitivity and renal toxicity. Hepatic toxicity, arrythmias and severe cutaneous adverse reactions have been associated with fatalities. These studies confirm that when administered orally or intravenously, voriconazole provides a narrow therapeutic window between treatment success and unacceptable treatment toxicity.

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

To date, we have completed a Phase 1 study in healthy volunteers and a Phase 1b study in patients with asthma to assess the safety, tolerability and pharmacokinetics of TFF VORI. As of the date of this report, a Phase 2 clinical trial of TFF VORI in patients with IPA is underway. In December 2023, we released positive initial data from this trial, along with clinical data from our ongoing TFF VORI Expanded Access Program. In March 2024, we announced our decision to prioritize clinical development of TFF TAC based on positive Phase 2 data and to evaluate strategic options for TFF VORI. We expect to conclude our Phase 2 clinical trial of TFF VORI in the first half of 2024.

Other Potential Dry Powder Products

Our business model is to develop proprietary innovative drug product candidates that offer functional or commercial advantages, or both, to currently available alternatives. In our initial evaluation of the market, we have identified a number of potential drug candidates that show promise upon initial assessment, including:

Vaccines. Vaccines containing aluminum salts make up approximately 35% of all vaccines. Aluminum salts are incorporated into many vaccine formulations as an adjuvant, which is a substance added to vaccines to enhance the immune response of vaccinated individuals. A major limitation with these vaccines is that they are fragile and to maintain their efficacy they must be formulated as liquid suspensions and kept in a cold chain (2 – 8 °C) during transport and storage, which is burdensome and expensive. Also, exposure of the liquid vaccines to either ambient or freezing temperatures will cause a loss of efficacy, including particle aggregation in the case of freezing. Alternatives to cold chain have been examined, including the introduction of stabilizing agents in vaccines to prevent aggregation during freezing and the application of novel freezing and drying techniques; however, we believe that to date none of these techniques have led to an acceptable alternative to cold chain.

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

Furthermore, we have formulated candidate vaccines with non-aluminum adjuvants, including Addavax, and toll-like receptor, or TLR, agonist to boost the immune response. The exploration of TLR agonist adjuvants with universal influenza antigens was the basis of our June 2023 award of a $2.8 million Direct to Phase II Small Business Innovation Research, or SBIR, grant from the National Institute of Allergy and Infectious Diseases to continue development of a novel, pan-flu multivariant mucosal vaccine.

We have engaged pharmaceutical companies in the vaccine space in discussions concerning a potential joint development of TFF formulated vaccines. However, we do not intend to pursue the development of our dry powder formulation of vaccines beyond performance characterization and efficacy data through early animal testing until such time, if ever, as we obtain a development partner. There can be no assurance, however, that our early testing and development will lead to a commercial dry powder formulation of vaccines.

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

Candidate	Intervention	Indication
Rapamycin	Acute Treatment	Lymphangioleiomyomatosis
Alpha-1-antitrypsin	Chronic Treatment	Alpha-1antitrypsin deficiency
GM-CSF (filgrastim)	Treatment	Autoimmune pulmonary alveolar proteinosis
Treprostinil	Treatment	Pulmonary Arterial Hypertension
Pembrolizumab (Keytruda)	Acute Treatment	Cancer: Non-Small Cell Lung Cancer, Liver, brain, melanoma, metastatic
Cisplatin	Acute Treatment	Lung or esophageal cancer
Gemcitabine	Acute Treatment	Lung or esophageal cancer
Isoniazid/Rifampicin	Acute Treatment	Tuberculosis
Amphotericin B	Acute Treatment	Antifungal
Palivizumab	Prophylaxis	Tuberculosis
Ciprofloxacin	Acute Treatment	Infection
Tobramycin	Acute Treatment	Infection
Azithromycin	Acute Treatment	Infection
Calcium channel blockers	Acute Treatment	Raynaud’s disease
Sumatriptin	Acute Treatment	Migraine
Stem cells	Lung remodeling	Pneumococcal pneumonia; cardiomyopathy

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

Our Initial Intended Regulatory Pathway

The 505(b)(2) pathway is intended for developing drugs that are based on products that have been previously approved by the FDA or have already been proven to be safe and effective. A 505(b)(2) product reformulates the known active pharmaceutical ingredient in a new strength or dosage form, or for a new route of administration. 505(b)(2) products have the advantage of potentially significantly lower development costs and shorter development timelines versus traditional new molecular entities. We intend to maximize our use of the 505(b)(2) pathway for our current product candidates.

A 505(b)(2) new drug application, or NDA, is an application that contains full reports of investigations of safety and effectiveness, where at least some of the information required for approval comes from studies not conducted by or for the applicant. This regulatory pathway enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of its application. A 505(b)(2) product candidate might rely on the clinical studies or literature of a previously FDA-approved drug or rely on the literature and physician usage of an FDA-approved drug for an unapproved use. The clinical requirements for a 505(b)(2) drug candidate can vary widely from product to product depending primarily on whether the product candidate claims a new indication or claims improved safety compared to the existing approved product, and may include bioequivalence trials, limited safety and efficacy trials, or full Phase I through III trials. Generally, the clinical requirement for a new product candidate is typically unknown until the drug sponsor has obtained FDA feedback during the development process. We believe there is a significant opportunity to pursue dry powder formulations of off-patent drugs using the 505(b)(2) regulatory pathway.

Because our 505(b)(2) dry powder drug candidates will represent a new formulation and a new route of administration of an existing drug, we will need to obtain FDA approval of the TFF prepared drug candidate before we can begin commercialization. However, because we begin our formulation with a drug that has the same active ingredient and that has previously received FDA approval in another form, we believe that in most cases we should qualify for the FDA’s 505(b)(2) regulatory pathway, which potentially will take less time and expense than the standard FDA approval process. We have obtained the FDA’s agreement that the 505(b)(2) regulatory pathway is applicable for our two initial dry powder drug candidates, TFF TAC and TFF VORI.

TFF TAC has been awarded orphan drug designation. We also believe that in some cases our other dry powder drug products may qualify for the FDA’s orphan drug designation. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition generally affecting fewer than 200,000 individuals in the United States, or in other limited cases. Orphan drug designation provides for seven years of marketing exclusivity, independent of patent protection, to the company for the product in that designated orphan disease upon approval. In addition, companies developing orphan drugs are eligible for certain incentives, including tax credits for qualified clinical testing. Furthermore, an NDA for a product that has received orphan drug designation is not subject to a prescription drug user fee unless the application includes an indication other than the rare disease or condition for which the drug was designated.

Manufacturing

We have entered into short-term contract manufacturing agreements with Societal CDMO and Experic, LLC for their provision of certain product testing, development and preclinical and clinical manufacturing services for our TFF TAC and TFF VORI product candidates. Our agreements with Societal CDMO and Experic include customary provisions concerning confidentiality, indemnification and intellectual property rights, including our exclusive ownership of all intellectual property developed severally or jointly relating to our TFF technology. We have not entered into agreements with any contract manufacturers for commercial supply; however, we believe that Societal CDMO and Experic, among several other manufacturers, have the experience and the capacity to serve as a commercial contract manufacturer. We believe we will be able to engage a commercial contract manufacturer for our product candidates in a timely manner at competitive pricing.

Each of Societal CDMO’s and Experic’s facilities and services are conducted in accordance with the FDA’s current good manufacturing practices, or cGMPs, regulations. Pursuant to the agreements with Societal CDMO and Experic, they will support clinical supplies and provide release and stability testing of the respective TFF drug product candidate. Specific tasks will include:

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

Licenses and Intellectual Property Rights

We hold rights to our TFF technology pursuant to a patent license agreement with the University of Texas at Austin, or UT. UT is the owner of 141 U.S. and international patents and patent applications with claims covering the TFF platform. Pursuant to the patent license agreement, we hold an exclusive worldwide, royalty-bearing license to the rights to all current and future patents held by UT relating to the TFF technology, including any divisionals, continuations and extensions, in all fields of use. The patent license agreement also provides us with a non-exclusive license to all know-how related to the TFF technology. We have also filed four US and foreign patent applications relating to certain elements of the thin film freezing platform.

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

Clinical trials are usually conducted in three phases. Phase I clinical trials are normally conducted in small groups of healthy volunteers to assess safety and tolerability of various dosing regimens and pharmacokinetics. After a safe dose has been established, in Phase II clinical trials the drug is administered to small populations of patients to look for initial signs of efficacy via dose ranging studies in treating the targeted disease or condition and to continue to assess safety and the effective doses to be studied in larger trials in Phase III. In the case of vaccines, the participants are healthy and the signs of efficacy can be obtained in early Phase I, therefore this Phase is defined as Phase I/II. Phase III clinical trials are usually multi-center, double-blind controlled trials in hundreds or even thousands of subjects at various sites to assess as fully as possible both the safety and effectiveness of the drug.

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

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the United States, or in other limited cases. Orphan drug designation (ODD) provides for seven years of market exclusivity in the orphan designated disease, independent of patent protection, to the company with ODD that brings a particular product to market. In addition, companies developing orphan drugs are eligible for certain incentives, including tax credits for qualified clinical testing. In addition, an NDA for a product that has received orphan drug designation is not subject to a prescription drug user fee unless the application includes an indication other than the rare disease or condition for which the drug was designated.

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

Continuing Regulatory Compliance

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

Employees and Human Capital Resources

As of the date of this report, we have 19 employees, including our executive officers, and several consultants providing technical, financial and general administrative services.

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

Risks Related to Our Business

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern will require us to obtain additional capital to fund our operations over the twelve months from the date of this report. As of December 31, 2023, we had total assets of approximately $12.0 million and working capital of approximately $5.2 million. As of December 31, 2023, our liquidity included approximately $5.5 million of cash and cash equivalents. In addition to our cash on hand at year end, on March 22, 2024, we completed a registered direct offering of 147,500 shares of our common stock for the gross proceeds of approximately $1.2 million before deducting placement agent fees and other offering expenses. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and co-development and joint ventures with industry partners, with a preference toward licensing fees for our technology and co-development and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

The report of our independent registered public accounting firm for the year ended December 31, 2023 states that due to our lack of revenue from commercial operations, significant losses and need for additional capital, there is substantial doubt about our ability to continue as a going concern.

We are a clinical-stage biopharmaceutical company with limited operating history. We are a biopharmaceutical company, formed in January 2018, and have limited operating history. We have not commenced revenue-producing operations. In 2020 and 2021, we completed Phase I human clinical trials for our TFF TAC and TFF VORI product candidates and as of the date of this report we have Phase 2 clinical trials underway for both product candidates. To date, our operations have otherwise consisted of preliminary research and development, drug formulation and characterization and testing of our initial product candidates. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As a development stage biopharmaceutical company, we are subject to all the risks inherent in the organization, financing, expenditures, complications and delays involved with a new business. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we may be unable to:

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

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the fiscal years ended December 31, 2023 and 2022, we incurred a net loss of $21.2 million and $31.8 million, respectively. As of December 31, 2023, we had an accumulated deficit of $118.3 million. We expect to continue to incur substantial expenses without any corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize at least one of our product candidates or enter into one or more commercial license agreements for our TFF platform. However, there can be no assurance we will be able to obtain regulatory approval for any of our product candidates or enter into a commercial license. Even if we are able to obtain regulatory approval and subsequently commercialize our product candidates or successfully license our TFF platform, there can be no assurance that we will generate significant revenues or ever achieve profitability.

We expect to have significant research, regulatory and development expenses as we advance our product candidates toward commercialization. As a result, we expect to incur substantial losses for the foreseeable future, and these losses will be increasing. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable may impair our ability to sustain operations and adversely affect our business and our ability to raise capital. If we are unable to generate positive cash flow within a reasonable period of time, we may be unable to further pursue our business plan or continue operations, in which case you may lose your entire investment.

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

Our business model includes the licensing of our TFF Platform to other pharmaceutical companies, however, technology licensing in the pharmaceutical industry is a lengthy process and subject to several risks and factors outside of our control, and we cannot forecast our ability to successfully license our technology or the length of time it takes to establish a new licensing relationship. Our business model includes the joint development of dry powder formulations of proprietary drugs owned or licensed by other pharmaceutical companies. As of the date of this report, we are at various stages of feasibility studies of proprietary drugs owned by multiple U.S. and international pharmaceutical companies. Our involvement with these pharmaceuticals companies typically begins with our formulation of dry powder versions of one or more proprietary drugs owned by the pharmaceutical company, followed by a period of feasibility testing and evaluation of the dry powder formulations by our potential licensee. Assuming the feasibility study is successful, and our dry powder formulation appears to provide the expected benefits, our ability to convert the successful test into a commercial license of our TFF platform is dependent on a number of risks and factors, many of which are outside our control, including:

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

Unfavorable geopolitical and macroeconomic developments could adversely affect our business, financial condition or results of operations. Our business could be adversely affected by conditions in the U.S. and global economies, the United States and global financial markets and adverse geopolitical and macroeconomic developments, including rising inflation rates, the Ukrainian/Russian and Israeli/Palestinian conflicts and related sanctions, bank failures, and economic uncertainties related to these conditions.

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

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs. Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and study subjects, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyberattack. The number and complexity of these threats continue to increase over time. If a material breach of, or accidental or intentional loss of data from, our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices.

Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

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

We plan to be completely dependent on third parties to manufacture our product candidates, and the commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices. We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture our drug candidates for use in our clinical trials or for commercial sales, if any. As a result, we will be obligated to rely on contract manufacturers, if and when any of our product candidates are approved for commercialization. We have entered into short-term contract manufacturing agreements with Soceital CDMO and Experic for their provision of certain product testing, development and clinical manufacturing services for our TFF TAC and TFF VORI product candidates, respectively, and we are currently in discussion with several contract manufacturers for the commercial supply of any drug candidates we are able to bring to market. However, we have not entered into agreements with any contract manufacturers for commercial supply and may not be able to engage contract manufacturers for commercial supply of any of our product candidates on favorable terms to us, or at all, should the need arise.

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

Sales of counterfeit versions of our product candidates, as well as unauthorized sales of our product candidates, may have adverse effects on our revenues, business and results of operations and damage our brand and reputation. Our product candidates may become subject to competition from counterfeit pharmaceutical products, which are pharmaceutical products sold under the same or very similar brand names and/or having a similar appearance to genuine products, but which are sold without proper licenses or approvals. Such products divert sales from genuine products, often are of lower cost and quality (having different ingredients or formulations, for example), and have the potential to damage the reputation for quality and effectiveness of the genuine product. Obtaining regulatory approval for our product candidates is a complex and lengthy process. If during the period while the regulatory approval is pending illegal sales of counterfeit products begin, consumers may buy such counterfeit products, which could have an adverse impact on our revenues, business and results of operations. In addition, if illegal sales of counterfeits result in adverse side effects to consumers, we may be associated with any negative publicity resulting from such incidents. Although pharmaceutical regulation, control and enforcement systems throughout the world have been increasingly active in policing counterfeit pharmaceuticals, we may not be able to prevent third parties from manufacturing, selling or purporting to sell counterfeit products competing with our product candidates. Such sales may also be occurring without our knowledge. The existence and any increase in production or sales of counterfeit products or unauthorized sales could negatively impact our revenues, brand reputation, business and results of operations.

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

Because our initial dry powder drug candidates, TFF TAC and TFF VORI, contain active pharmaceutical ingredients from established drugs that are off-patent, we have gained FDA agreement on the 505(b)(2) regulatory pathway for these product candidates. We believe that our initial drug product candidates will qualify for FDA approval through the FDA’s 505(b)(2) regulatory pathway and through similar regulatory paths in other foreign jurisdictions. The clinical requirements for a 505(b)(2) drug candidate can vary widely from product to product depending primarily on whether the product candidate claims a new indication, provides for a different route of administration, or claims improved safety compared to the existing approved product, and may include bioequivalence trials, limited safety and efficacy trials, or full Phase I through III trials. To the extent we claim that our drug product candidates target a new indication or offer improved safety compared to the existing approved products, and it is our present expectation that we will do so in many cases, it is likely that we will be required to conduct additional clinical trials, potentially including a full Phase I through Phase III development program, in order to obtain marketing approval.

Our business model is to pursue the development of off-patent drugs for which we would directly pursue the development of a dry powder formulation through the FDA’s 505(b)(2) regulatory pathway; however, not all of our product candidates will target off-patent drugs. For novel product candidates, we expect to require a full NDA through the FDA’s 505(b)(1) regulatory pathway.

Our success depends on our receipt of the regulatory approvals described above, and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

●	the demonstration of phase appropriate chemistry, manufacturing, and controls testing;

●	the results of toxicology studies may not support the filing of an IND and/or NDA for our product candidates;

●	the FDA or comparable foreign regulatory authorities or Institutional Review Boards, or IRB, may disagree with the design or implementation of our clinical trials;

●	we may not be able to provide acceptable evidence of our product candidates’ safety and efficacy;

●	the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, European Medicines Agency, or EMA, or other regulatory agencies for us to receive marketing approval for any of our product candidates;

●	the dosing of our product candidates in a particular clinical trial may not be at an optimal level to demonstrate safety and/or efficacy of the product;

●	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our product candidates;

●	the data collected from clinical trials may not be sufficient to support the submission of an NDA, BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval of our product candidates.

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

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Our business model depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. In 2020 and 2021, we completed Phase I human clinical trials for our TFF TAC and TFF VORI product candidates, and in 2022 we initiated Phase 2 clinical trials for both product candidates. In March 2024, we announced our decision to prioritize clinical development of TFF TAC based on positive Phase 2 data and to evaluate strategic options for TFF VORI, however, there can be no assurance that the Phase 2 trial for TFF TAC will be successful, we will be successful in finding a strategic option for TFF VORI or that we will continue clinical development of TFF TAC in support of an approval from the FDA or comparable foreign regulatory authorities for any indication. We note that most product candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials for TFF TAC and TFF VORI can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates. Therefore, our business currently depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur.

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

Our business could be adversely affected by conditions in the U.S. and global economies. The United States and global financial markets and adverse geopolitical and macroeconomic developments, including high inflation, the conflicts in Ukraine and the Middle East and related sanctions, bank failures, and economic uncertainties related to these conditions could adversely affect our business.

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in October 2019 at a price of $125.00 per share, the reported high and low sales prices of our common stock have ranged from $5.15 to $528.50 through March 22, 2024. The market price of our shares on the NASDAQ Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy. We employ processes for assessing, identifying, and managing material risks from cybersecurity threats that are incorporated into our overall risk management system. These items are designed to help protect our information assets from internal and external threats and protect the integrity and confidentiality of our data. Our system includes procedural and technical safeguards, response plans, and reviews of our policies. We engage various external entities, including consultants, to improve and enhance our cybersecurity oversight. We provide all employees and consultants with cybersecurity and prevention training including timely and relevant topics covering social engineering, phishing, mobile security, and data protection and the need for reporting incidents and suspicious events immediately. With respect to third parties that assist in our cybersecurity oversight, we obtain reports to assess the security of their systems and processes. We engage in ongoing monitoring of all third-party providers to ensure compliance with our cybersecurity standards.

Although we develop and maintain systems and controls designed to prevent cybersecurity threats from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with service providers and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Governance. Our senior management team conducts the regular assessment and management of material risks from cybersecurity threats, including review with our IT team and third-party service providers. All employees and consultants are directed to report to our senior management any irregular or suspicious activity that could indicate a cybersecurity threat or incident. The Audit Committee of our Board of Directors evaluates our cybersecurity assessment and management policies, including quarterly interviews with our senior officers and independent registered accounting firm.

Item 2. Properties

We lease approximately 1,000 square feet of office space in Fort Worth, Texas at the rate of $4,100 per month. The lease has no term and is on a month-to-month basis. We also lease approximately 3,750 square feet of lab space in Austin, Texas at a current rate of $7,163 per month. The lease agreement is for three years and expires on May 31, 2025. The lease has an additional three-year option for renewal.

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

Holders of Record

As of March 22, 2024, there were six holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business.

Equity Compensation Plan Information

We have adopted the TFF Pharmaceuticals, Inc. 2018 Stock Incentive Plan (“2018 Plan”) providing for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants. We reserved 131,379 shares of our common stock under the 2018 Plan. All officers, directors, employees and consultants to our company are eligible to participate under the 2018 Plan. The purpose of the 2018 Plan is to provide eligible participants with an opportunity to acquire an ownership interest in our company.

In September 2021, we adopted the TFF Pharmaceuticals, Inc. 2021 Stock Incentive Plan (“2021 Plan”), which was also approved by our stockholders at our annual meeting of stockholders held on November 4, 2021. The 2021 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock, the grant of restricted and unrestricted share awards and grant of restricted stock units. We reserved 168,000 shares of our common stock under the 2021 Plan. All of our employees and any subsidiary employees (including officers and directors who are also employees), as well as all of our nonemployee directors and other consultants, advisors and other persons who provide services to us will be eligible to receive incentive awards under the 2021 Plan.

The following table sets forth certain information as of December 31, 2023 about our stock plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	233,340	$74.63	46,007
Equity compensation plans not approved by security holders	-	-	-
Total	233,340	$74.63	46,007

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

Except as otherwise indicated, all share and share price this report gives effect to a reverse stock split effected on December 19, 2023 at a ratio of one for 25.

Since January 1, 2022, we have engaged in the following financing transactions:

ATM Offering. On June 10, 2022, we entered into an Open Market Sale Agreement with Jefferies LLC, as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $35.0 million in an “at-the-market” offering, to or through the agent. From July 2022 through September 30, 2022, we sold 4,160 shares of our common stock at average price of $149.00 per share resulting in net proceeds of approximately $405,000, after deducting sales agent commissions and offering expenses. During 2023, we sold 7,062 shares of its common stock through the ATM offering at an average price of $8.80 per share resulting in net proceeds of approximately $60,000. We terminated our Open Market Sale Agreement with Jefferies LLC in March 2024.

November 2022 Public Offering. In November 2022, we completed a public offering, selling 371,304 shares of common stock and warrants to purchase up to 185,652 shares of common stock at an offering price of $28.75 per share. We received gross proceeds of approximately $10,675,000. In addition, we granted the underwriter a 45-day option to purchase an additional 15% of the number of shares of common stock and warrants at the public offering price, less underwriting discounts and commissions. The option was exercised in November 2022 and the underwriter purchased an additional 55,696 shares of common stock and warrants to purchase up to 27,848 shares of common stock and we received additional gross proceeds of approximately $1,601,251. We received net proceeds of $11,235,626, after deducting underwriting discounts and offering-related expenses.

August 2023 Public Offering. On August 17, 2023, we completed a public offering, selling 915,216 shares of common stock, including 119,376 shares of common stock issued pursuant to the full exercise by the underwriter of its over-allotment option, at an offering price of $6.25 per share. The Company received gross proceeds of approximately $5.7 million. The Company received net proceeds of approximately $5.1 million, after deducting underwriting discounts and offering-related expenses.

March 2024 Registered Direct Offering. On March 22, 2024, we completed a registered direct offering, selling 147,500 shares of common stock and warrants to purchase up to 147,500 shares of common stock at an offering price of $8.00 per share. The warrants are immediately exercisable upon issuance at an exercise price of $8.00 per share and will expire five and one-half years following the date of issuance. We received gross proceeds of approximately $1.2 million before deducting placement agent fees and other offering expenses.

Results of Operations

We were formed in January 2018 and have not commenced revenue-producing operations. To date, our operations have consisted of the development and early-stage testing, Phase 1 human clinical trials of our initial product candidates and the current Phase 2 clinical trials of our TFF TAC and TFF VORI. In March 2024, we announced our decision to prioritize clinical development of TFF TAC based on positive Phase 2 data and to evaluate strategic options for TFF VORI. We do not expect that our deemphasis of the development of TFF VORI will materially impact the trend in our expenditures on clinical development. We have generated limited grant revenue and non-recurring revenue under feasibility and material transfer agreements.

The following table summarizes our results of operations with respect to the items set forth below for the fiscal years ended December 31, 2023 and 2022 together with the percentage change for those items.

	Years ended December 31,
	2023	2022	Increase (Decrease)	Change
Revenue	$733,871	$495,805	$238,066	48%
Research and development expense	$12,061,422	$18,496,340	$(6,434,918)	(35)%
General and administrative expense	10,567,111	13,796,255	(3,229,144)	(23)%
Total operating expense	$22,628,533	$32,292,595	$(9,664,062)	(30)%

We have entered into feasibility and material transfer agreements with third parties that provide us with funds in return for certain research and development activities. On June 23, 2023, we were awarded a Direct to Phase II Small Business Innovation Research, or SBIR, grant of approximately $2.8 million to continue development of a novel, pan-flu multivariant mucosal vaccine. During the years ended December 31, 2023 and 2022, we recognized $733,871 and $495,805, respectively, of revenue from the feasibility and material transfer agreements and the SBIR grant. The costs associated with the feasibility and material transfer agreements and SBIR grant are expensed as incurred and are reflected as a component of research and development expense.

Research and development expense was as follows for the years indicated:

	Years ended December 31,
	2023	2022	Increase (Decrease)	Change
Manufacturing and related	$4,756,145	$7,870,281	$(3,114,136)	(40)%
Clinical and preclinical	2,647,397	7,509,857	(4,862,460)	(65)%
Payroll, stock-based compensation and related	3,679,251	2,244,889	1,434,362	64%
Other	978,629	871,313	107,316	12%
Total research and development expense	$12,061,422	$18,496,340	$(6,434,918)	(35)%

Research and development expense decreased during the year ended December 31, 2023 compared to the year ended December 31, 2022 due to a $4.9 million reduction in clinical and preclinical expenses and a $3.1 million reduction in manufacturing and related expenses, offset by increases of $1.4 million payroll expense and $0.1 million other research and development expenses. Research and development expenses during the year ended December 31, 2022 were impacted by the initial set-up costs for the Phase 2 trial of TFF VORI, completion of the Phase 1 trial of TFF Niclosamide and the suspension of the joint development and collaboration agreement with Augmenta Bioworks, Inc.

General and administrative expense was as follows for the years indicated:

	Years ended December 31,
	2023	2022	Increase (Decrease)	Change
Payroll, stock-based compensation and related	$4,901,101	$5,495,343	$(594,242)	(11)%
Insurance and office expense	2,035,540	2,856,559	(821,019)	(29)%
Professional fees and patent expense	2,009,770	2,482,158	(472,388)	(19)%
Market research	624,274	1,207,569	(583,295)	(48)%
Consulting	562,625	1,333,541	(770,916)	(58)%
Other	433,801	421,085	12,716	3%
Total general and administrative expense	$10,567,111	$13,796,255	$(3,229,144)	(23)%

General and administrative expense decreased during the year ended December 31, 2023 compared to the year ended December 31, 2022 due to decreases of $0.8 million in insurance and office expenses, $0.8 million in consulting expenses, $0.6 million in payroll related expense, $0.6 million in market research expenses and $0.5 million in professional fees and patent expenses. The decrease in general and administrative expenses was due in part to strategic cost reduction efforts implemented by management.

The following table summarizes our other income and interest income, net for the years ended December 31, 2023 and 2022 together with the percentage change for those items.

	Years ended December 31,
	2023	2022	Increase (Decrease)	Change
Interest income, net	$266,188	$26,728	$239,460	896%
Change in fair value of note receivable	$385,243	$-	$385,243	100%

Interest income increased during fiscal 2023 due to the interest accrued on the note receivable and increased interest earned on cash equivalents. Other income during fiscal 2023 is the change in the fair value of the note receivable.

We incurred a net loss of $21.2 million and $31.8 million for the fiscal years ended December 31, 2023 and 2022, respectively.

Financial Condition

As of December 31, 2023, we had total assets of approximately $12.0 million and working capital of approximately $5.2 million. As of December 31, 2023, our liquidity included approximately $5.5 million of cash and cash equivalents. In addition to our cash on hand at year end, on March 22, 2024, we completed a registered direct offering of 147,500 shares of our common stock for the gross proceeds of approximately $1.2 million before deducting placement agent fees and other offering expenses.

As of the date of this report, we will need additional capital to fund our operations over the 12 months following the date of this report. We intend to seek additional funding through various financing sources, including the sale of our equity and/or debt securities, and/or licensing fees for our technology and co-development and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve our product development goals with a smaller amount of capital. However, there can be no guarantees that such funds, including any potential funds through the sale of our equity securities, it will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment. Accordingly, management believes that there is substantial doubt regarding our ability to continue as a going concern through the next 12 months from the date of this filing.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2023 and 2022:

	2023	2022
Net cash used in operating activities	$(16,038,195)	$(27,342,160)
Cash used in investing activities	(94,750)	(1,551,326)
Cash flows provided by financing activities	5,013,412	11,751,003
Effect of exchange rate changes	(14,669)	(39,874)
Net change in cash and cash equivalents	$(11,134,202)	$(17,182,357)

The decrease in cash used in operating activities is primarily a result of a lower net loss during 2023 compared to 2022. The decrease in cash used in investing activities is related to reduced purchases of property and equipment during 2023 compared to 2022. The financing activities for 2023 consist of the August 2023 public offering and proceeds from the ATM offering, offset by costs incurred related to the ATM. The financing activities for 2022 primarily consist of the November 2022 public offering and proceeds from the ATM offering.

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

Critical Accounting Policies

Research and Development Expenses and Related Prepaid and Accrued Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our research and development expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our research and development expenses as of each balance sheet date based on facts and circumstances known to us at that time. The significant estimates in our research and development expenses include the costs incurred for services performed by our vendors in connection with services for which we have not yet been invoiced. We base our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows.

For the majority of our service providers, payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Critical Accounting Estimates

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

Fair Value Option - Convertible Note Receivable

We have elected to measure our convertible note receivable using the fair value option as permitted under applicable accounting guidance. Under the fair value option, bifurcation of an embedded derivative is not necessary, and all related gains and losses on the host contract and derivative due to change in the fair value will be reflected in other income (expense), net in the consolidated statements of operations. Interest accrues on the unpaid principal balance on a quarterly basis and is recognized in interest income in the consolidated statements of operations.

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Pursuant to this guidance, assets and liabilities are measured at fair value based, in part, on general economic and stock market conditions and those characteristics specific to the underlying investments. The carrying value is adjusted to estimated fair value at the end of each quarter, required to be reported separately in our consolidated balance sheets from those instruments using another accounting method.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

TFF Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TFF Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has not generated revenue from commercial operations since inception, has incurred significant losses and needs to raise additional capital to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

March 28, 2024

TFF PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS

Current assets:
Cash and cash equivalents	$5,478,113	$16,612,315
Research and development tax incentive receivable	433,852	186,507
Prepaid assets and other current assets	1,678,353	2,226,344
Total current assets	7,590,318	19,025,166
Operating lease right-of use asset, net	119,529	196,044
Property and equipment, net	1,999,781	3,078,342
Note receivable - Augmenta	2,310,000	1,812,975
Other assets	7,688	7,688
Total assets	$12,027,316	$24,120,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$958,442	$919,607
Accrued liabilities	1,285,586	4,430
Deferred research grant revenue	101,000	126,000
Current portion of operating lease liability	83,512	80,625
Total current liabilities	2,428,540	1,130,662
Operating lease liability, net of current portion	31,742	110,094
Total liabilities	2,460,282	1,240,756

Commitments and contingencies (see Note 5)

Stockholders’ equity:
Common stock; $0.001 par value, 180,000,000 shares and 45,000,000 authorized as of December 31, 2023 and 2022, respectively; 2,370,000 and 1,447,722 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2,370	1,448
Additional paid-in capital	128,044,509	120,105,728
Accumulated other comprehensive loss	(148,192)	(139,295)
Accumulated deficit	(118,331,653)	(97,088,422)
Total stockholders’ equity	9,567,034	22,879,459
Total liabilities and stockholders’ equity	$12,027,316	$24,120,215

The accompanying notes are an integral part of these consolidated financial statements.

TFF PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2023	2022
CONSOLIDATED STATEMENTS OF OPERATIONS

Revenue	$733,871	$495,805
Operating expenses:
Research and development	12,061,422	18,496,340
General and administrative	10,567,111	13,796,255
Total operating expenses	22,628,533	32,292,595

Loss from operations	(21,894,662)	(31,796,790)

Other income (expense):
Interest income, net	266,188	26,728
Change in fair value of note receivable	385,243	-
Total other income, net	651,431	26,728

Net loss	$(21,243,231)	$(31,770,062)

Net loss per share, basic and diluted	$(11.85)	$(26.49)

Weighted average common shares outstanding, basic and diluted	1,792,551	1,199,191

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss	$(21,243,231)	$(31,770,062)
Other comprehensive loss:
Foreign currency translation adjustments	(8,897)	(90,374)
Comprehensive loss	$(21,252,128)	$(31,860,436)

The accompanying notes are an integral part of these consolidated financial statements.

TFF PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2022	1,014,870	$1,015	$104,103,325	$(48,921)	$(65,318,360)	$38,737,059
Sale of common stock, net of offering costs	4,160	4	404,551	-	-	404,555
Sales of common stock and warrants through public offering, net of offering costs	427,000	427	11,235,199	-	-	11,235,626
Issuance of common stock for stock option exercises	1,692	2	110,820	-	-	110,822
Stock-based compensation	-	-	4,251,833	-	-	4,251,833
Foreign currency translation adjustment	-	-	-	(90,374)	-	(90,374)
Net loss	-	-	-	-	(31,770,062)	(31,770,062)
Balance, December 31, 2022	1,447,722	1,448	120,105,728	(139,295)	(97,088,422)	22,879,459
Sales of common stock through the at-the-market offering	7,062	7	60,258	-	-	60,265
Costs related to the at-the-market offering	-	-	(108,700)	-	-	(108,700)
Sales of common stock and in public offering, net of offering costs	915,216	915	5,063,807	-	-	5,064,722
Cash paid for fractional shares resulting from reverse stock split	-	-	(2,875)	-	-	(2,875)
Stock-based compensation	-	-	2,926,291	-	-	2,926,291
Foreign currency translation adjustment	-	-		(8,897)	-	(8,897)
Net loss	-	-	-	-	(21,243,231)	(21,243,231)
Balance, December 31, 2023	2,370,000	$2,370	$128,044,509	$(148,192)	$(118,331,653)	$9,567,034

The accompanying notes are an integral part of these consolidated financial statements.

TFF PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(21,243,231)	$(31,770,062)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,926,291	4,251,833
Interest accrued on note receivable	(111,782)	-
Change in fair value of note receivable	(385,243)	-
Write-off of construction-in-process	747,348	-
Depreciation and amortization	502,480	388,221
Changes in operating assets and liabilities:
Receivable due from collaboration agreement	-	(184,272)
Research and development tax incentive receivable	(259,797)	751,403
Prepaid assets and other current assets	1,480,729	181,604
Accounts payable	38,382	(577,105)
Accrued liabilities	367,093	(412,480)
Deferred revenue	(25,000)	76,000
Operating lease obligation	(75,465)	(47,302)
Net cash used in operating activities	(16,038,195)	(27,342,160)

Cash flows from investing activities:
Purchases of property and equipment	(94,750)	(1,551,326)
Net cash used in investing activities	(94,750)	(1,551,326)

Cash flows from financing activities:
Sales of common stock through ATM, net of offering costs	60,265	404,555
Payment of offering costs in connection with ATM	(108,700)	-
Sale of common stock in public offering, net of offering costs	5,064,722	-
Net proceeds from issuances of common stock and warrants	-	11,235,626
Proceeds from issuance of common stock for stock option exercises	-	110,822
Payments to settle fractional shares resulting from reverse stock split	(2,875)	-
Net cash provided by financing activities	5,013,412	11,751,003

Effect of exchange rate changes on cash and cash equivalents	(14,669)	(39,874)

Net change in cash and cash equivalents	(11,134,202)	(17,182,357)
Cash and cash equivalents at beginning of year	16,612,315	33,794,672
Cash and cash equivalents at end of year	$5,478,113	$16,612,315

Supplemental disclosure of non-cash investing and financing activities:
Financing obtained for insurance premiums	$914,063	$-
ROU asset obtained for new operating lease	$-	$238,021
Conversion of collaboration receivable to note receivable	$-	$1,812,975
Purchases of equipment included in accounts payable	$-	$13,400

The accompanying notes are an integral part of these consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2023 and 2022

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

ATM Offering

On June 10, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as agent, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $35.0 million in an “at-the-market” (“ATM”) offering, to or through the agent. From July 2022 through September 30, 2022, the Company sold 4,160 shares of its common stock at an average price of $149.00 per share resulting in net proceeds of approximately $0.4 million, after deducting sales agent commissions and offering expenses. During 2023, the Company sold 7,062 shares of its common stock through the ATM offering at an average price of $8.80 per share resulting in net proceeds of approximately $60,000. The Company terminated the Open Market Sale Agreement with Jefferies LLC in March 2024.

November 2022 Public Offering

In November 2022, the Company completed a public offering (“November 2022 Offering”), selling 371,304 shares of common stock and warrants to purchase up to 185,652 shares of common stock at an offering price of $28.75 per share. The Company received gross proceeds of approximately $10.7 million. In addition, the Company granted the underwriter a 45-day option to purchase an additional 15% of the number of shares of common stock and warrants at the public offering price, less underwriting discounts and commissions. The option was exercised in November 2022 and the underwriter purchased an additional 55,696 shares of common stock and warrants to purchase up to 27,848 shares of common stock and the Company received additional gross proceeds of approximately $1.6 million. The Company received net proceeds of approximately $11.2 million, after deducting underwriting discounts and offering-related expenses.

August 2023 Public Offering

On August 17, 2023, the Company completed an underwritten public offering (“August 2023 Offering”), selling 915,216 shares of common stock, including 119,376 shares of common stock issued pursuant to the full exercise by the underwriter of its over-allotment option, at an offering price of $6.25 per share. The Company received gross proceeds of approximately $5.7 million. The Company received net proceeds of approximately $5.1 million, after deducting underwriting discounts and offering-related expenses.

Reverse Stock Split

Effective December 19, 2023, the Company effected a one-for-25 reverse stock split of its issued and outstanding common shares. Accordingly, all common share, stock option, per common share and warrant amounts for all periods presented in the consolidated financial statements and notes thereto have been adjusted retrospectively to reflect this reverse stock split.

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

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

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2023 and 2022

For the years ended December 31, 2023 and 2022, the Company reported a net loss of $21.2 million and $31.8 million, respectively, and negative cash from operations of $16.0 million and $27.3 million, respectively. As of December 31, 2023, the Company had cash and cash equivalents of approximately $5.5 million, a working capital surplus of approximately $5.2 million and an accumulated deficit of $118.3 million. The Company has not generated revenues from commercial operations since inception and expects to continue incurring losses for the foreseeable future and needs to raise additional capital to continue the pursuit of its product development.

Management believes that the Company does not have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing. Additionally, in view of the Company’s expectation to incur significant losses for the foreseeable future it will be required to raise additional capital resources in order to fund its operations, although the availability of, and the Company’s access to such resources, is not assured. Accordingly, management believes that there is substantial doubt regarding the Company’s ability to continue operating as a going concern through the next twelve months from the date of this filing.

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

Geographic Concentrations

The Company conducts business in the U.S. and Australia. As of December 31, 2023 and 2022, the Company maintained 100% of its net property and equipment in the U.S.

Cash and Cash Equivalents

The Company maintains its operating accounts in financial institutions in the U.S. and in Australia. The balances are insured up to specified limits. The Company’s cash is maintained in checking accounts and money market funds with maturities of less than three months when purchased, which are readily convertible to known amounts of cash, and which in the opinion of management are subject to insignificant risk of loss in value. As of December 31, 2023 and 2022, the Company had cash in Australia of AUD$285,827 (US$194,734) and AUD$1,028,616 (US$699,977), respectively.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2023 and 2022

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company calculates depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to five years for furniture, fixtures, lab and computer equipment and software. Assets held within construction in progress are not depreciated. Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for its intended use. As of December 31, 2023 and 2022, approximately $0.7 million and $1.5 million, respectively, of the Company’s property and equipment consisted of lab equipment that are considered construction in progress. Expenditures for repairs and maintenance of assets are charged to expense as incurred.

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

Fair Value Option - Convertible Note Receivable

The guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. The Company has elected to measure its convertible note receivable using the fair value option. Under the fair value option, bifurcation of an embedded derivative is not necessary, and all related gains and losses on the host contract and derivative due to change in the fair value will be reflected in other income (expense), net in the consolidated statements of operations. Interest accrues on the unpaid principal balance on a quarterly basis and is recognized in interest income in the consolidated statements of operations.

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Pursuant to this guidance, assets and liabilities are measured at fair value based, in part, on general economic and stock market conditions and those characteristics specific to the underlying investments. The carrying value is adjusted to estimated fair value at the end of each quarter, required to be reported separately in our consolidated balance sheets from those instruments using another accounting method.

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

For The Years Ended December 31, 2023 and 2022

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are not recorded as a tax benefit or expense in the current year. The Company recognizes interest and penalties, if any, related to uncertain tax positions in interest expense. No interest and penalties related to uncertain tax positions were accrued at either December 31, 2023 or 2022.

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

For The Years Ended December 31, 2023 and 2022

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

For arrangements determined to be within the scope of ASC 808 where a collaborative partner is not a customer for certain research and development activities, the Company accounts for payments received for the reimbursement of research and development costs as a contra-expense in the period such expenses are incurred. This reflects the joint risk sharing nature of these activities within a collaborative arrangement. The Company classifies payments owed or receivables recorded as other current liabilities or prepaid expenses and other current assets, respectively, in the Company’s consolidated balance sheets. Please refer to Note 5, “Joint Development Agreement” for additional details regarding the Company’s joint development agreement (“JDA”) with Augmenta Bioworks, Inc. (“Augmenta”), which was suspended as of January 1, 2023.

If payments from the collaborative partner to the Company represent consideration from a customer in exchange for distinct goods and services provided, then the Company accounts for those payments within the scope of ASC 606, Revenue from Contracts with Customers. The Company does not currently have any collaborative arrangements that are accounted for under ASC 606.

Research and Development Expenses and Related Prepaid and Accrued Expenses

Research and development (“R&D”) expenses consist of costs incurred for R&D of its product candidate and are recorded to operating expenses when incurred. The Company’s R&D expenses consist primarily of costs incurred in performing R&D activities, including personnel-related expenses such as salaries, stock-based compensation and benefits, as well as facilities costs, dues and subscriptions and external costs of outside vendors engaged as contract research organization, contract manufacturers, consultants and other third parties to conduct and support our clinical trials. The Company accrues expenses related to development activities performed by third parties based on an evaluation of services received and efforts expended pursuant to the terms of the contractual arrangements. Payments under some of these contracts depend on clinical trial milestones. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of expenses. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual or prepaid expense accordingly.

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

As the Company has determined that it has reasonable assurance that it will receive the cash refund for eligible research and development expenditures, the Company records the Australian Tax Incentive as a reduction to research and development expenses as the Australian Tax Incentive is not dependent on the Company generating future taxable income, the Company’s ongoing tax status, or tax position. At each period end, management estimates the refundable tax offset available to the Company based on available information at the time. This percentage of eligible research and development expenses reimbursable under the Australian Tax Incentive is 43.5% for the years ended December 31, 2023 and 2022. In addition, the Company is also eligible to receive amounts from the United States Internal Revenue Service (“IRS”) related to research and development tax credits for expenditures.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2023 and 2022

The research and development incentive receivable represents an amount due in connection with the Australian Tax Incentive and from the IRS. The Company has recorded a research and development tax incentive receivable of $433,852 and $186,507 as of December 31, 2023 and 2022, respectively, in the consolidated balance sheets. The Company recorded a reduction to research and development expenses of $259,797 and $274,863 during the years ended December 31, 2023 and 2022, respectively.

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

For the years ended December 31, 2023 and 2022, the Company had the following potential common stock equivalents outstanding which were not included in the calculation of diluted net loss per common share because inclusion thereof would be anti-dilutive:

	Years Ended December 31,
	2023	2022
Stock Options	233,340	116,362
Warrants	248,216	230,069
	481,556	346,431

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include the fair value of the convertible note receivable, stock-based compensation and warrants and the valuation allowance against deferred tax assets. Actual results could differ from those estimates.

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

For The Years Ended December 31, 2023 and 2022

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 on January 1, 2023, which did not result in a material impact on its consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2023 and 2022

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The ASU amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income (loss). For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. This new guidance is effective in the first quarter of 2023 for calendar-year SEC filers that are smaller reporting companies as of the one-time determination date. Early adoption is permitted beginning in 2019. The Company has adopted the new guidance as of January 1, 2023, and it did not have a material impact on its consolidated financial statements and related disclosures.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements, Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, that adds 14 of the 27 identified disclosure or presentation requirements to the Codification, each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentation from its existing regulations by June 30, 2027. The Company currently complies with these disclosure requirements as applicable under Regulation S-X or Regulation S-K and will adopt these new standards depending on timing of when they become effective, which is not expected to have a material impact on its financial position and results of operations.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This amended guidance applies to all public entities and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, to enable investors to develop more decision-useful financial analyses. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently analyzing the impact that ASU No. 2023-07 will have on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This amended guidance applies to all entities and broadly aims to enhance the transparency and decision usefulness of income tax disclosures. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for any annual periods for which financial statements have not been issued or made available for issuance. The Company is currently analyzing the impact that ASU No. 2023-09 will have on its consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the consolidated financial statements.

NOTE 4 - SUPPLEMENTAL FINANCIAL INFORMATION

Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2023	2022
Accrued compensation	568,689	4,430
Insurance premium financing	716,897	-
	1,285,586	4,430

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2023 and 2022

In October 2023, the Company entered into a short-term note payable of $914,063 for the financing of insurance premiums. The note bears interest at 9.95% and monthly principal and interest payments of $105,819 are paid over a 9-month period. The Company recorded interest expense of $14,475 related to the short-term note payable during the year ended December 31, 2023.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In October 2018, the Company entered into a lease agreement for office space in Doylestown, Pennsylvania. The lease commenced on October 15, 2018 and expired on October 31, 2023, as amended. The lease had an additional one-year option for renewal, and the base rent was $37,080 per year. The Company determined that the lease agreement was considered a short-term lease under ASC 842 and did not record a right-of-use asset or liability. The Company did not renew the lease upon its expiration. The Company rents another office space on a month-to-month basis with no long-term commitment, which is considered a short-term lease as well. In May 2022, the Company entered into a lease agreement for lab space in Austin, Texas. The lease commenced on June 1, 2022 and expires on May 31, 2025. The lease has an additional three-year option for renewal, which the Company has determined it is not reasonably certain to exercise.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2023	2022
Operating leases:
Operating lease right-of-use assets	$119,529	$196,044

Operating lease liability - current portion	$83,512	$80,625
Operating lease liability - long-term portion	31,742	110,094
Total operating lease liabilities	$115,254	$190,719

Supplemental lease expense related to leases was as follows:

		For The Years Ended December 31,
Lease	Statement of Operations Classification	2023	2022
Operating lease cost	Research and development	$89,100	$51,975
Short-term lease cost	Research and development	-	20,815
Short-term lease cost	General and administrative	77,210	83,870
Total lease expense		$166,310	$156,660

Other information related to operating leases:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term	1.4 years	2.4 years
Weighted-average discount rate	8%	8%

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2023 and 2022

Supplemental cash flow information related to operating leases was as follows:

	For The Years Ended December 31,
	2023	2022
Cash paid for operating lease liabilities	$88,050	$57,300

Approximate future minimum lease payments under non-cancellable leases (including short-term leases) are as follows:

Fiscal Year Ending December 31,
2024	$91,000
2025	38,000
Total minimum lease payments	129,000
Less: Imputed interest	(14,000)
Total	$115,000

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

NOTE 6 - JOINT DEVELOPMENT AGREEMENT

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

The Parties will share development costs with each party funding its fifty-percent-share at specified times. In the event that one of the Parties fails to make its pro rata share payment, the other party may terminate the JDA. In lieu of terminating the JDA, the non-defaulting party may elect to continue the JDA by paying the delinquent amount and each party’s pro rata share of the JDA will automatically adjust by the amount paid. In addition, in the event Augmenta experienced a default on its required payment, Augmenta had the one-time right to elect to require the Company to purchase Augmenta’s interest in the JDA (“Put Right”) for a one-time fee of $500,000. Upon exercise of the Put Right and payment by the Company, Augmenta would grant the Company an exclusive, worldwide, royalty-free, transferable, sublicensable license to the Augmenta antibody and Augmenta’s rights to the property developed under the JDA. The Company determined that the likelihood of the Put Right being exercised to be remote. The Put Right was eliminated in connection with a convertible note purchase agreement (see below and Note 7).

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

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2023 and 2022

The Company records its portion of the research and development expenses as the related expenses are incurred. All payments received or amounts due from Augmenta for reimbursement of shared costs are accounted for as an offset to research and development expense. During the years ended December 31, 2023 and 2022, the Company recorded research and development expenses of $0 and $341,840, respectively.

Effective January 1, 2023, the Company and Augmenta entered into a convertible note purchase agreement (“Augmenta Note”) in which the receivable due from Augmenta was converted into a convertible note receivable (see Note 7). The Augmenta Note satisfies Augmenta’s requirement to fund its fifty-percent-share of the development costs under the JDA. In addition, the Company and Augmenta agreed to suspend the development work under the JDA. The Augmenta Note has a maturity date of January 1, 2026; therefore, the Company has reflected the amount due under the Augmenta Note as a long-term note receivable as of December 31, 2023 and 2022.

NOTE 7 - CONVERTIBLE NOTE RECEIVABLE - AUGMENTA

Effective January 1, 2023, the Company and Augmenta entered into the Augmenta Note pursuant to which a receivable due from Augmenta in connection with the JDA was converted into a convertible note receivable (see Note 5). Under the terms of the Augmenta Note, Augmenta agreed to pay the principal amount of $1,812,975 to the Company. The Augmenta Note accrues interest at a rate of 6% per annum and has a maturity date of the earlier of (i) January 1, 2026 (“Maturity Date”), or (ii) upon the occurrence and during the continuance of an event of default. Accrued interest shall be payable at maturity.

The Company has the following optional conversion rights under the Augmenta Note:

●

The Company may convert, at any time and at its option, all outstanding principal and accrued and unpaid interest into shares of Augmenta common stock at a price per share equal to an amount obtained by dividing $15 million by the number of outstanding shares of Augmenta common stock on a fully diluted basis (“Conversion Price”).

●	If Augmenta completes a private placement sale of its preferred stock in the amount less than $15 million, the Company may convert, at its option, all outstanding principal and accrued and unpaid interest into shares of the same security in such financing at a per share price equal to the lower of the Conversion Price or the price per share sold in the financing.

In addition, the outstanding principal and accrued and unpaid interest under the Augmenta Note will automatically convert in the following scenarios:

●	If Augmenta completes a financing with gross proceeds of at least $15 million (“Qualified Financing”) on or before the Maturity Date, then the outstanding principal and accrued and unpaid interest shall automatically convert into the same security at a price per share equal to the lower of the Conversion Price or the price per share sold in the Qualified Financing.

●	If Augmenta completes an underwritten public offering with gross proceeds of at least $35 million (“Qualified IPO”) on or before the Maturity Date, then the outstanding principal and accrued and unpaid interest shall automatically convert into the same security at a price per share equal to the lower of the Conversion Price or the price per share sold in the Qualified IPO.

●	If a change of control occurs prior to the payment in full of the principal amount of the Augmenta Note, then the Company will be paid all outstanding principal and accrued and unpaid interest, plus a premium of 100% of the outstanding principal.

The Company has elected to measure the Augmenta Note at fair value in accordance with ASC 825 (see Note 8).

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2023 and 2022

NOTE 8 - FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The Augmenta Note is held at fair value.

The following table presents the Company’s assets and liabilities that are measured at fair value as of December 31, 2023:

	Fair value measured as of December 31, 2023
		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Augmenta Note at fair value	$2,310,000	$-	$-	$2,310,000

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis:

Fair Value of Level 3 Augmenta Note
Beginning balance, January 1, 2023	$1,812,975
Accrued interest receivable	111,782
Change in fair value	385,243
Ending balance, December 31, 2023	$2,310,000

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

NOTE 9 - STOCKHOLDERS’ EQUITY

Common Stock

ATM Offering

From July 2022 through September 30, 2022, the Company sold 4,160 shares of its common stock through the ATM offering at average price of $149.00 per share resulting in net proceeds of approximately $0.4 million, after deducting sales agent commissions and offering expenses.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2023 and 2022

In 2023, the Company sold 7,062 shares of its common stock through the ATM offering at average price of $8.80 per share resulting in net proceeds of approximately $60,000.

November 2022 Public Offering

In November 2022, the Company completed the November 2022 Offering, selling 371,304 shares of common stock and warrants to purchase up to 185,652 shares of common stock at an offering price of $28.75 per share. The Company received gross proceeds of approximately $10.7 million. In addition, the Company granted the underwriter a 45-day option to purchase an additional 15% of the number of shares of common stock and warrants at the public offering price, less underwriting discounts and commissions. The option was exercised in November 2022 and the underwriter purchased an additional 55,696 shares of common stock and warrants to purchase up to 27,848 shares of common stock and the Company received additional gross proceeds of approximately $1.6 million. The Company received net proceeds of approximately $11.2 million, after deducting underwriting discounts and offering-related expenses.

August 2023 Offering

On August 17, 2023, the Company completed the August 2023 Offering, selling 915,216 shares of common stock, including 119,376 shares of common stock issued pursuant to the full exercise by the underwriter of its over-allotment option, at an offering price of $6.25 per share. The Company received gross proceeds of approximately $5.7 million. The Company received net proceeds of approximately $5.1 million, after deducting underwriting discounts and offering-related expenses. In connection with the August 2023 Offering, the Company issued to the underwriter a warrant to purchase 18,304 shares of common stock, exercisable at $7.81 per share, commencing on the 180th day following the closing date of the August 2023 Offering and expiring five years from the closing date of the August 2023 Offering. The classification of the warrants was evaluated and the Company concluded they are considered equity instruments. The warrants were considered offering costs and netted against additional paid-in capital.

Stock Option Exercises

During the year ended December 31, 2022, 1,692 shares of common stock were issued in connection with the exercise of stock options for total proceeds of approximately $0.1 million.

NOTE 10 - WARRANTS

In connection with the November 2022 Offering, the Company issued warrants to purchase 213,500 shares of common stock. Each warrant is immediately exercisable on the date of issuance at an exercise price of $32.25 per share and expires five years from the date of issuance. The Company evaluated these warrants to assess their proper classification and determined that the warrants meet the criteria for equity classification in the consolidated balance sheet.

In connection with the August 2023 Offering, the Company issued warrants to purchase 18,304 shares of common stock. Each warrant is exercisable commencing on the 180th day following the closing date of the August 2023 Offering at an exercise price of $7.81 per share and expires five years from the closing date of the August 2023 Offering. The classification of the warrants was evaluated and the Company concluded they are considered equity instruments. The warrants were considered offering costs and netted against additional paid-in capital.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2023 and 2022

A summary of warrant activity for the years ended December 31, 2023 and 2022 is as follows:

	Number of Shares	Range of Exercise Prices	Weighted- Average Exercise Prices	Weighted- Average Remaining Life
Outstanding at January 1, 2022	15,569	$62.50 – 397.50	144.75	4.4
Issued	214,500	32.25-142.50	32.75	-
Exercised	-	-	-	-
Outstanding at December 31, 2022	230,069	32.25 – 397.50	40.25	4.4
Issued	18,304	7.81	7.81	-
Expired	(157)	62.50	62.50	-
Exercised	-	-	-	-
Outstanding at December 31, 2022	248,216	$7.81 - $397.50	$42.38	4.4

The warrants outstanding at December 31, 2023 had an aggregate intrinsic value of approximately $0.

NOTE 11 - STOCK BASED COMPENSATION

In January 2018, the Company’s board of directors approved its 2018 Stock Incentive Plan (“2018 Plan”). The 2018 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock, the grant of restricted and unrestricted share awards and grant of restricted stock units. There are 131,379 shares of common stock reserved for issuance under the 2018 Plan. All of the Company’s employees and any subsidiary employees (including officers and directors who are also employees), as well as all of the Company’s nonemployee directors and other consultants, advisors and other persons who provide services to the Company will be eligible to receive incentive awards under the 2018 Plan.

In September 2021, the Company’s board of directors approved its 2021 Stock Incentive Plan (“2021 Plan”), which was also approved by the stockholders of the Company at the Company’s annual meeting of stockholders held on November 4, 2021. The 2021 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock, the grant of restricted and unrestricted share awards and grant of restricted stock units. The Company has 168,000 shares of its common stock reserved under the 2021 Plan. All of the Company’s employees and any subsidiary employees (including officers and directors who are also employees), as well as all of the Company’s nonemployee directors and other consultants, advisors and other persons who provide services to the Company will be eligible to receive incentive awards under the 2021 Plan.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the years ended December 31, 2023 and 2022 for stock options and warrants:

	Years Ended December 31,
	2023	2022
Research and development	$997,339	$908,712
General and administrative	1,928,952	3,343,121
	$2,926,291	$4,251,833

As of December 31, 2023, there was approximately $3.8 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 1.9 years.

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

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2023 and 2022

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options issued was estimated using the following assumptions:

	Years Ended December 31,
	2023	2022
Weighted average exercise price	$22.92	$92.75
Weighted average grant date fair value	$15.42	$71.00
Assumptions
Expected volatility	92-102%	90-97%
Expected term (in years)	6.3-10.0	5.3-10.0
Risk-free interest rate	3.44-4.81%	2.41-4.20%
Expected dividend yield	0.00%	0.00%

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

The following table summarizes stock option activity during the years ended December 31, 2023 and 2022:

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2022	115,754	$162.00	8.05	$9,932,413
Granted	18,256	92.75	-	-
Exercised	(1,692)	65.50	-	-
Cancelled	(15,955)	188.25	-	-
Outstanding at December 31, 2022	116,363	$162.00	7.46	$24,279
Granted	138,837	22.92	-	-
Exercised	-	-	-	-
Cancelled	(21,860)	142.96	-	-
Outstanding at December 31, 2023	233,340	$74.63	7.66	$-
Exercisable at December 31, 2023	107,752	$108.51	6.08	$-

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

Option Modifications

Effective March 21, 2022, one of the members of the Company’s board of directors, Dr. Brian Windsor, resigned. As part of his resignation from the board of directors, modifications were made to Dr. Windsor’s vested and non-vested stock option awards including acceleration of certain non-vested option awards and the extension of the post-termination exercise period of certain stock option awards. During the year ended December 31, 2022, in accordance with ASC Topic 718, Compensation-Stock Compensation, the Company recorded a one-time, non-cash incremental compensation expense net of the required reversal of previously recognized compensation attributed to non-vested shares in the amount of approximately $0.3 million, which is included in general and administrative expense in the accompanying consolidated statements of operations.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2023 and 2022

Effective December 4, 2022, the Company’s CEO, Glenn Mattes, resigned. As part of his resignation, modifications were made to certain of Mr. Mattes’ vested stock option awards to extend the post-termination exercise period of these stock option awards. During the year ended December 31, 2022, in accordance with ASC 718, the Company recorded a one-time, non-cash incremental compensation expense in the amount of approximately $0.2 million, which is included in general and administrative expense in the accompanying consolidated statements of operations.

NOTE 12 - INCOME TAXES

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2023 and 2022. The Company accounts for income taxes in accordance with ASC 740, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance.

The Company’s income tax expense for the years ended December 31, 2023 and 2022 are summarized below:

	December 31,
	2023	2022
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	$-	$-
Deferred:
Federal	$(5,119,585)	$(7,871,979)
State	(29,214)	-
Foreign	(25,908)	453,410
Change in valuation allowance	5,174,707	7,418,569
Total deferred	-	-
Income tax provision (benefit)	$-	$-

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2023 and 2022

The Company’s deferred tax assets are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$17,989,784	$15,321,270
Research and development tax credit	3,261,950	2,384,554
Section 174 amortization	4,454,248	3,437,763
Intangibles	375,916	175,334
Stock compensation	1,527,808	1,029,447
Accruals and other	(77,399)	(173)
Total deferred tax assets	27,532,307	22,348,195
Valuation allowances	(27,532,307)	(22,348,195)
Net deferred tax assets	$-	$-

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	December 31,
	2023	2022
Statutory rate	21.00%	21.00%
State rate	0.00%	0.00%
Foreign	(0.38)%	(0.31)%
Permanent book/tax differences	(0.64)%	(0.94)%
Research and development credit	4.13%	5.03%
Changes in valuation allowance	(24.11)%	(24.78)%
Total	-	-

As of December 31, 2023 and 2022, the Company had gross federal income tax net operating loss (“NOL”) carryforwards of $84,366,128 and $71,906,839, respectively, and federal research tax credits of $4,349,267 and $3,179,405, respectively. The Company has state NOL carryforwards of approximately $841,000, of which approximately $790,000 will carryforward indefinitely and the remainder will begin to expire in 2038. Additionally, the Company had gross foreign income tax net operating loss carryforwards of $822,472 and $736,112 as of December 31, 2023 and 2022, respectively. The federal and foreign NOL have an indefinite life while the federal research tax credits can be carried forward and will expire in 2038 through 2043.

Utilization of U.S. net operating losses and tax credit carryforwards may be limited by “ownership change” rules, as defined in Sections 382 and 383 of the Code. Similar rules may apply under state tax laws. The Company is currently conducting a study to-date to assess whether a limitation would apply under Sections 382 and 383 of the Code as and when it starts utilizing its net operating losses and tax credits. The Company will continue to monitor activities in the future. In the event the Company previously experienced an ownership change, or should experience an ownership change in the future, the amount of net operating losses and research and development credit carryovers available in any taxable year could be limited and may expire unutilized. The consolidated financial statement impact of a limitation under Sections 382 and 383 would not be material as a result of the full valuation allowance.

TFF PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2023 and 2022

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

Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its deferred tax assets at December 31, 2023.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2023, the Company had a reserve for uncertain tax positions of $1,087,317, and no interest or penalties have been charged to the Company for the years ended December 31, 2023 and 2022. If incurred, the Company will classify any interest and penalties as a component of interest expense and operating expense, respectively. If recognized, $1,087,317 of the reserve for uncertain tax positions would favorably affect the Company’s effective tax rate.

A reconciliation of the change in the unrecognized tax positions for the year ended December 31, 2023 is as follows:

Federal and State
Balance at December 31, 2022	$794,851
Additions for tax positions related to current year	292,466
Decreases for tax positions related to prior years	-
Balance at December 31, 2023	$1,087,317

NOTE 13 - SBIR GRANT

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

During the year ended December 31, 2023, the Company recognized approximately $81,000 of revenue related to the SBIR grant. There were no amounts due to the Company related to the SBIR grant as of December 31, 2023

NOTE 14 - SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2023 through the filing date of this Annual Report. Based on its evaluation, nothing other than the events described below need to be disclosed.

On March 22, 2024, the Company completed a registered direct offering, selling 147,500 shares of common stock and warrants to purchase up to 147,500 shares of common stock at an offering price of $8.00 per share. The warrants are immediately exercisable upon issuance at an exercise price of $8.00 per share and will expire five and one-half years following the date of issuance. The Company received gross proceeds of approximately $1.2 million before deducting placement agent fees and other offering expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2023 in ensuring all material information required to be filed has been made known in a timely manner.

(b) Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2023 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, and based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will be contained in the 2024 Proxy Statement and is hereby incorporated by reference.

Item 11. Executive Compensation

The information required under this item will be contained in the 2024 Proxy Statement and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be contained in the 2024 Proxy Statement and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be contained in the 2024 Proxy Statement and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information required under this item will be contained in the 2024 Proxy Statement and is hereby incorporated by reference.

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

Number	Exhibit Description	Method of Filing
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Report on Form 10-K filed on March 31, 2023.

3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Report on Form 8-K filed on November 22, 2023.

3.4	First Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Report on Form 8-K filed on April 6, 2023.

4.1	Specimen Certificate representing shares of common stock of Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on September 27, 2019.

4.2	Warrant dated October 29, 2019 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.

4.3	Warrant dated November 20, 2019 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.

4.4	Warrant dated August 17, 2023 issued to The Benchmark Company, LLC	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2023.

4.5	Description of Capital Stock	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 10, 2021

4.6	Form of Warrant issued to investors in November 2022 Follow-On Offering	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2023.

4.7	Form of Warrant issued to private placement investors in March 2024 private placement	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 22, 2024.

4.8	Form of Warrant dated March 22, 2024 issued to H.C. Wainwright & Co., LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 22, 2024.

10.1*	TFF Pharmaceuticals, Inc. 2018 Stock Incentive Plan	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.2*	Employment Agreement dated February 15, 2019, by and between the Registrant and Kirk Coleman	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

10.3*	TFF Pharmaceuticals, Inc. 2021 Stock Incentive Plan	Incorporated by reference from the Registrant’s Definitive Proxy Statement filed on September 23, 2021

10.4	Amended and Restated Patent License Agreement dated April 20, 2022 between the Registrant and The University of Texas at Austin, on behalf of the Board of Regents of the University of Texas System	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2022.

10.5*	Executive Employment Agreement Between Zamaneh Mikhak, M.D. and Registrant	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2023.

10.6*	Executive Employment Agreement Between Harlan Weisman, M.D. and Registrant	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2023.

21.1	List of Subsidiaries	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2020.

23.1	Consent of Marcum LLP	Filed electronically herewith

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.

97.1	TFF Pharmaceuticals, Inc. Executive Officer Clawback Policy	Filed electronically herewith.

101.INS	Inline XBRL Instance Document.	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith

*	Indicates management compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TFF PHARMACEUTICALS, INC.

Date: March 28, 2024	By:	/s/ Harlan Weisman
Harlan Weisman,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harlan Weisman	Chief Executive Officer and Director	March 28, 2024
Harlan Weisman	(Principal Executive Officer)

/s/ Kirk Coleman	Chief Financial Officer	March 28, 2024
Kirk Coleman	(Principal Financial and Accounting Officer)

/s/ Robert S. Mills, Jr.	Director	March 28, 2024
Robert S. Mills, Jr.

/s/ Stephen Rocamboli	Director	March 28, 2024
Stephen Rocamboli

/s/ Brandi Roberts	Director	March 28, 2024
Brandi Roberts

/s/ Catherine Lee	Director	March 28, 2024
Catherine Lee

/s/ Michael Patane	Director	March 28, 2024
Michael Patane

/s/ Thomas King	Director	March 28, 2024
Thomas King