Form 10-Q
period 2024-03-31
TFF Pharmaceuticals, Inc.
filed 2024-05-14
CIK 1733413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

The number of shares of the registrant’s common stock outstanding as of May 13, 2024 was 3,098,134.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TFF PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,211,930	$5,478,113
Research and development tax incentive receivable	287,597	433,852
Prepaid assets and other current assets	1,362,989	1,678,353
Total current assets	4,862,516	7,590,318
Operating lease right-of-use asset, net	99,431	119,529
Property and equipment, net	1,879,696	1,999,781
Note receivable - Augmenta	2,337,219	2,310,000
Other assets	7,688	7,688
Total assets	$9,186,550	$12,027,316

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,663,544	$958,442
Accrued liabilities	1,983,426	1,285,586
Deferred research grant revenue	140,000	101,000
Current portion of operating lease liability	84,300	83,512
Total current liabilities	3,871,270	2,428,540
Operating lease liability, net of current portion	10,856	31,742
Total liabilities	3,882,126	2,460,282

Commitments and contingencies (see Note 5)

Stockholders’ equity:
Common stock; $0.001 par value, 180,000,000 shares authorized; 2,519,220 and 2,370,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2,519	2,370
Additional paid-in capital	129,572,489	128,044,509
Accumulated other comprehensive loss	(203,787)	(148,192)
Accumulated deficit	(124,066,797)	(118,331,653)
Total stockholders’ equity	5,304,424	9,567,034
Total liabilities and stockholders’ equity	$9,186,550	$12,027,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2024	2023

Revenue	$203,273	$51,429
Operating expenses:
Research and development	3,555,862	4,018,659
General and administrative	2,438,304	3,119,216
Total operating expenses	5,994,166	7,137,875

Loss from operations	(5,790,893)	(7,086,446)

Other income:
Interest income, net	55,749	35,079
Total other income	55,749	35,079

Net loss	$(5,735,144)	$(7,051,367)
Net loss per share, basic and diluted	$(2.40)	$(4.87)

Weighted average common shares outstanding, basic and diluted	2,387,906	1,447,723

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss	$(5,735,144)	$(7,051,367)
Other comprehensive loss:
Foreign currency translation adjustments	(55,595)	(18,669)
Comprehensive loss	$(5,790,739)	$(7,070,036)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2024	2,370,000	$2,370	$128,044,509	$(148,192)	$(118,331,653)	$9,567,034

Sales of common stock through the at-the-market offering	1,720	2	12,582	-	-	12,584

Sale of common stock and warrants through direct offering, net of offering costs	147,500	147	903,408	-	-	903,555

Stock-based compensation	-	-	626,990	-	-	626,990

Costs related to ATM	-	-	(15,000)	-	-	(15,000)

Foreign currency translation adjustment	-	-	-	(55,595)	-	(55,595)

Net loss	-	-	-	-	(5,735,144)	(5,735,144)

Balance, March 31, 2024	2,519,220	$2,519	$129,572,489	$(203,787)	$(124,066,797)	$5,304,424

Balance, January 1, 2023	1,447,722	$1,448	$120,105,728	$(139,295)	$(97,088,422)	$22,879,459

Stock-based compensation	-	-	751,821	-	-	751,821

Costs related to ATM	-	-	(17,920)	-	-	(17,920)

Foreign currency translation adjustment	-	-	-	(18,669)	-	(18,669)

Net loss	-	-	-	-	(7,051,367)	(7,051,367)

Balance, March 31, 2023	1,447,722	$1,448	$120,839,629	$(157,964)	$(104,139,789)	$16,543,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(5,735,144)	$(7,051,367)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	626,990	751,821
Interest accrued on note receivable	(27,219)	(26,717)
Write-off of construction-in-process	-	747,348
Depreciation and amortization	140,183	123,167
Changes in operating assets and liabilities:
Research and development tax incentive receivable	128,442	(24,906)
Prepaid assets and other current assets	298,311	685,328
Accounts payable	707,429	426,756
Accrued liabilities	697,840	(4,430)
Deferred revenue	39,000	25,000
Operating lease obligation	(20,098)	(17,783)

Net cash used in operating activities	(3,144,266)	(4,365,783)

Cash flows from financing activities:
Sales of common stock through ATM	12,584	-
Payment of offering costs in connection with ATM	(15,000)	(17,920)
Sale of common stock and warrants through direct offering, net of offering costs	903,555	-

Net cash used in financing activities	901,139	(17,920)

Effect of exchange rate changes on cash and cash equivalents	(23,056)	(12,253)

Net change in cash and cash equivalents	(2,266,183)	(4,395,956)

Cash and cash equivalents at beginning of period	5,478,113	16,612,315

Cash and cash equivalents at end of period	$3,211,930	$12,216,359

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$15,325	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2024 and 2023

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

Reverse Stock Split

Effective December 19, 2023, the Company effected a one-for-25 reverse stock split of its issued and outstanding common shares. Accordingly, all common share, stock option, per common share and warrant amounts for all periods presented in the condensed consolidated financial statements and notes thereto have been adjusted retrospectively to reflect this reverse stock split.

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

For the three months ended March 31, 2024 and 2023, the Company reported a net loss of $5.7 million and $7.1 million, respectively, and negative cash from operations of $3.1 million and $4.4 million, respectively. As of March 31, 2024, the Company had cash and cash equivalents of approximately $3.2 million, a working capital surplus of approximately $1.0 million and an accumulated deficit of $124.1 million. The Company has not generated revenues from commercial operations since inception and expects to continue incurring losses for the foreseeable future and needs to raise additional capital to continue the pursuit of its product development.

On May 1, 2024, the Company completed a public offering of its securities for the net proceed of $4.1 million. However even after giving effect to that capital raise, management believes that the Company does not have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing. Additionally, in view of the Company’s expectation to incur significant losses for the foreseeable future it will be required to raise additional capital resources in order to fund its operations, although the availability of, and the Company’s access to such resources, is not assured. Accordingly, management believes that there is substantial doubt regarding the Company’s ability to continue operating as a going concern through at least the next twelve months from the date of this filing.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2024 and the results of operations, changes in stockholders’ equity and cash flows for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2024 and 2023

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

For The Three Months Ended March 31, 2024 and 2023

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

As the Company has determined that it has reasonable assurance that it will receive the cash refund for eligible research and development expenditures, the Company records the Australian Tax Incentive as a reduction to research and development expenses as the Australian Tax Incentive is not dependent on the Company generating future taxable income, the Company’s ongoing tax status, or tax position. At each period end, management estimates the refundable tax offset available to the Company based on available information at the time. This percentage of eligible research and development expenses reimbursable under the Australian Tax Incentive is 43.5% for the three months ended March 31, 2024 and 2023. In addition, the Company is also eligible to receive amounts from the United States Internal Revenue Service (“IRS”) related to research and development tax credits for expenditures.

The research and development incentive receivable represents amounts due in connection with the Australian Tax Incentive and from the IRS. The Company has recorded a research and development tax incentive receivable of $287,597 and $433,852 as of March 31, 2024 and December 31, 2023, respectively, in the condensed consolidated balance sheets. The Company recorded a reduction to research and development expenses of $122,404 and $24,907 during the three months ended March 31, 2024 and 2023, respectively, for expenditures incurred during those respective periods.

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

For the three months ended March 31, 2024 and 2023, the Company had the following potential common stock equivalents outstanding which were not included in the calculation of diluted net loss per common share because inclusion thereof would be anti-dilutive:

	For The Three Months Ended March 31,
	2024	2023
Stock Options	233,340	204,932
Warrants	405,692	229,912
	639,032	434,844

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2024 and 2023

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

NOTE 4 - SUPPLEMENTAL FINANCIAL INFORMATION

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Accrued compensation	$579,836	$568,689
Accrued research and development expenses	988,826	-
Insurance premium financing	414,764	716,897
	$1,983,426	$1,285,586

In October 2023, the Company entered into a short-term note payable of $914,063 for the financing of insurance premiums. The note bears interest at 9.95% and monthly principal and interest payments of $105,819 are paid over a 9-month period. The Company recorded interest expense of $15,614 related to the short-term note payable during the three months ended March 31, 2024.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2024 and 2023

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In May 2022, the Company entered into a lease agreement for lab space in Austin, Texas. The lease commenced on June 1, 2022 and expires on May 31, 2025. The lease has an additional three-year option for renewal, which the Company has determined it is not reasonably certain to exercise. The Company rents an office space on a month-to-month basis with no long-term commitment, which is considered a short-term lease.

Supplemental balance sheet information related to leases was as follows:

	March 31, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$99,431	$119,529

Operating lease liability - current portion	$84,300	$83,512
Operating lease liability - long-term portion	10,856	31,742
Total operating lease liabilities	$95,156	$115,254

Supplemental lease expense related to leases was as follows:

		For The Three Months Ended March 31,
Lease	Statement of Operations Classification	2024	2023
Operating lease cost	Research and development	$22,275	$22,275
Short-term lease cost	Research and development	8,331	-
Short-term lease cost	General and administrative	12,300	21,770
Total lease expense		$42,906	$44,045

Other information related to operating leases:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term	1.2 years	1.4 years
Weighted-average discount rate	8%	8%

Supplemental cash flow information related to operating leases was as follows:

	For The Three Months Ended March 31,
	2024	2023
Cash paid for operating lease liabilities	$22,275	$21,488

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2024 and 2023

Approximate future minimum lease payments under non-cancellable leases are as follows:

Fiscal Year Ending December 31,
2024 (Remaining)	$61,000
2025	38,000
Total minimum lease payments	99,000
Less: Imputed interest	(4,000)
Total	$95,000

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

NOTE 6 - CONVERTIBLE NOTE RECEIVABLE - AUGMENTA

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

For The Three Months Ended March 31, 2024 and 2023

NOTE 7 - FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The Augmenta Note is held at fair value.

The following table presents the Company’s assets and liabilities that are measured at fair value as of March 31, 2024:

	Fair value measured as of March 31, 2024
		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Augmenta Note at fair value	$2,337,219	$-	$-	$2,337,219

The following table presents the Company’s assets and liabilities that are measured at fair value as of December 31, 2023:

	Fair value measured as of December 31, 2023
		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Augmenta Note at fair value	$2,310,000	$-	$-	$2,310,000

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis:

Fair Value of Level 3 Augmenta Note
Beginning balance, January 1, 2023	$1,812,975
Accrued interest receivable	111,782
Change in fair value	385,243
Ending balance, December 31, 2023	2,310,000
Accrued interest receivable	27,219
Change in fair value	-
Ending balance, March 31, 2024	$2,337,219

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

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2024 and 2023

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Stock

At-Market-Offering

On June 10, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as agent, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $35.0 million in an ATM offering, to or through the agent. During the three months ended March 31, 2024, the Company sold 1,720 shares of its common stock at average price of $7.54 per share resulting in net proceeds of approximately $13,000. The Company terminated the Open Market Sale Agreement with Jefferies LLC in March 2024.

March 2024 Offering

On March 22, 2024, the Company completed a registered direct offering, selling 147,500 shares of common stock and warrants to purchase up to 147,500 shares of common stock at an offering price of $8.00 per share. The warrants are immediately exercisable upon issuance at an exercise price of $8.00 per share and will expire five and one-half years following the date of issuance. The Company received gross proceeds of approximately $1.2 million before deducting placement agent fees and other offering expenses, which totaled approximately $276,000. In addition, the Company also issued warrants to the placement agent to purchase 10,325 shares of common stock at an exercise price of $10.00 per share and will expire five years following the date of issuance.

NOTE 9 - STOCK BASED COMPENSATION

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

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three months ended March 31, 20204 and 2023 for stock options and warrants:

	For The Three Months Ended March 31,
	2024	2023
Research and development	$232,652	$243,874
General and administrative	394,338	507,947
	$626,990	$751,821

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2024 and 2023

As of March 31, 2024, there was approximately $3.2 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 1.8 years.

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

The following table summarizes stock option activity during the three months ended March 31, 2024:

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2024	233,340	$74.63	7.66	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Outstanding at March 31, 2024	233,340	$74.63	7.41	$-
Exercisable at March 31, 2024	121,387	$103.70	6.11	$-

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

NOTE 10 - WARRANTS

In connection with the March 2024 Offering, the Company issued warrants to purchase 147,500 shares of common stock to investors. Each warrant is immediately exercisable on the date of issuance at an exercise price of $8.00 per share and expires five and one-half years from the date of issuance. The Company also issued warrants to purchase 10,325 shares of common stock to the placement agent. Each warrant issued to the placement agent is immediately exercisable on the date of issuance at an exercise price of $10.00 per share and expires five years from the date of issuance. The Company evaluated these warrants to assess their proper classification and determined that the warrants meet the criteria for equity classification in the condensed consolidated balance sheet. The warrants issued to the placement agent were considered offering costs and netted against additional paid-in capital.

A following table summarizes warrant activity during the three months ended March 31, 2024:

	Number of Shares	Range of Exercise Prices	Weighted- Average Exercise Prices	Weighted- Average Remaining Life
Outstanding at January 1, 2024	248,216	$7.81 - 397.50	$42.38	4.4
Issued	157,825	8.00-10.00	8.13	-
Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2024	406,041	$7.81 - $397.50	$26.35	4.3

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2024 and 2023

NOTE 11 - SBIR GRANT

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

During the three months ended March 31, 2024, the Company recognized approximately $51,000 of revenue related to the SBIR grant. There were no amounts due to the Company related to the SBIR grant as of March 31, 2024 and December 31, 2023.

NOTE 12 - SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2024 through the filing date of this Quarterly Report. Based on its evaluation, there are no events that need to be disclosed, except as follows:

Equity Grants

In April 2024, the Company granted 123,356 restricted stock units (“RSUs”) under its 2018 and 2021 Plans. Each RSU entitles its holder to one share of common stock upon settlement of the RSU. The settlement of each RSU is subject to the completion of the Company’s next equity financing. In addition, the settlement of 88,856 RSUs granted under the 2021 Plan are subject to stockholder approval of an increase in the shares of common stock reserved for issuance under the 2021 Plan at the Company’s 2024 annual meeting of stockholders.

Public Offering

On May 1, 2024, the Company completed a public offering of (i) 578,914 shares of its common stock; (ii) pre-funded warrants exercisable for an aggregate of 1,086,305 shares of common stock; and (iii) Series B warrants exercisable for an aggregate of 1,665,219 shares of common stock issued pursuant to the securities purchase agreement, dated April 29, 2024 between the Company and certain institutional investors. The offering price of each common share and accompanying Series B warrant was $2.875. The offering price of each pre-funded warrant and accompanying Series B warrant was $2.8749.

The Series B warrants have an exercise price of $2.75 per share of common stock, are exercisable upon issuance and expire five years from the date of issuance. The pre-funded warrants are immediately exercisable and may be exercised at a nominal consideration of $0.0001 per share of common stock at any time until all of the pre-funded warrants are exercised in full. The Company also issued warrants to designees of the placement agent exercisable for an aggregate of 116,565 shares of common stock. The placement agent warrants have substantially the same terms as the Series B warrants, except that the placement agent warrants have an exercise price equal to $3.5938 per share.

The Company received net proceeds of approximately $4.1 million from the offering, after deducting offering expenses payable by the Company, including the placement agent’s commissions and fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our 2023 Annual Report on Form 10-K filed with the SEC on March 28, 2024.

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

Recent Developments

March Offering

On March 22, 2024, we completed a registered direct offering, selling 147,500 shares of our common stock and warrants to purchase up to 147,500 shares of our common stock at an offering price of $8.00 per share. The warrants are immediately exercisable upon issuance at an exercise price of $8.00 per share and will expire five and one-half years following the date of issuance. We received gross proceeds of approximately $1.2 million before deducting placement agent fees and other offering expenses.

May Offering

On May 1, 2024, we completed a public offering of (i) 578,914 shares of our common stock; (ii) pre-funded warrants exercisable for an aggregate of 1,086,305 shares of common stock; and (iii) Series B warrants exercisable for an aggregate of 1,665,219 shares of common stock issued pursuant to a securities purchase agreement, dated April 29, 2024 between us and certain institutional investors. The offering price of each common share and accompanying Series B warrant was $2.875. The offering price of each pre-funded warrant and accompanying Series B warrant was $2.8749.

The Series B warrants have an exercise price of $2.75 per share of common stock, are exercisable upon issuance and expire five years from the date of issuance. The pre-funded warrants are immediately exercisable and may be exercised at a nominal consideration of $0.0001 per share of common stock at any time until all of the pre-funded warrants are exercised in full. We also issued warrants to designees of the placement agent exercisable for an aggregate of 116,565 shares of common stock. The placement agent warrants have substantially the same terms as the Series B warrants, except that the placement agent warrants have an exercise price equal to $3.5938 per share.

We received net proceeds of approximately $4.1 million from the offering, after deducting offering expenses payable by us, including the placement agent’s commissions and fees.

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

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following table summarizes our results of operations with respect to the items set forth below for the three months ended March 31, 2024 and 2023 together with the percentage change for those items.

	For The Three Months Ended March 31,
	2024	2023	Increase (Decrease)	Change
Revenue	$203,273	$51,429	$151,844	295%
Research and development expense	$3,555,862	$4,018,659	$(462,797)	(12)%
General and administrative expense	2,438,304	3,119,216	(680,912)	(22)%
Total operating expense	$5,994,166	$7,137,875	$(1,143,709)	(16)%

We have entered into feasibility and material transfer agreements with third parties that provide us with funds in return for certain research and development activities. On June 23, 2023, we were awarded a Direct to Phase II Small Business Innovation Research, or SBIR, grant of approximately $2.8 million to continue development of a novel, pan-flu multivariant mucosal vaccine. During the three months ended March 31, 2024 and 2023, we recognized $203,273 and $51,429, respectively, of revenue from the feasibility and material transfer agreements and the SBIR grant. The costs associated with the feasibility and material transfer agreements and SBIR grant are expensed as incurred and are reflected as a component of research and development expense.

Research and development expense was as follows for the periods indicated:

	For The Three Months Ended March 31,
	2024	2023	Increase (Decrease)	Change
Clinical and preclinical	$1,581,147	$810,470	$770,677	95%
Payroll, stock-based compensation and related	1,084,945	757,466	327,479	43%
Manufacturing and related	685,062	2,261,146	(1,576,084)	(70)%
Other	204,708	189,577	15,131	8%
Total research and development expense	$3,555,862	$4,018,659	$(462,797)	(12)%

Research and development expense decreased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to a $1.6 million reduction in manufacturing and related expenses, offset by increases of $0.8 million in clinical and preclinical expenses, $0.3 million in payroll and related expense and approximately $15,000 in other research and development expenses. Manufacturing expenses during the three months ended March 31, 2023 were higher because of the manufacturing of products for the Phase 2 trials of TFF TAC and TFF VORI. Clinical expenses were higher during the three months ended March 31, 2024 due to the increase in the number of patients enrolled in the Phase 2 trials of TFF TAC and TFF VORI.

General and administrative expense was as follows for the years indicated:

	For The Three Months Ended March 31,
	2024	2023	Increase (Decrease)	Change
Payroll, stock-based compensation and related	$879,759	$1,244,378	$(364,619)	(29)%
Professional fees and patent expense	670,772	677,185	(6,413)	(1)%
Insurance and office expense	426,983	537,954	(110,971)	(21)%
Market research	118,673	279,293	(160,620)	(58)%
Consulting	165,815	201,700	(35,885)	(18)%
Other	176,302	178,706	(2,404)	(1)%
Total general and administrative expense	$2,438,304	$3,119,216	$(680,912)	(22)%

General and administrative expense decreased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to decreases of $0.4 million in payroll related expenses, $0.1 million in insurance and office expenses, $0.2 million in market research expenses and approximately $36,000 in consulting expenses. The decrease in general and administrative expenses was due in part to strategic cost reduction efforts implemented by management.

The following table summarizes our interest income, net for the three months ended March 31, 2024 and 2023 together with the percentage change.

	For The Three Months Ended March 31,
	2024	2023	Favorable (Unfavorable)	Change
Interest income, net	$55,749	$35,079	$20,670	59%

Interest income increased during fiscal 2023 due to the interest accrued on the note receivable and increased interest earned on cash equivalents.

We incurred a net loss of $5.7 million and $7.1 million for the three months ended March 31, 2024 and 2023, respectively.

Financial Condition

As of March 31, 2024, we had total assets of approximately $9.2 million and working capital of approximately $1.0 million. As of March 31, 2024, our liquidity included approximately $3.2 million of cash and cash equivalents. In addition to our cash on hand at March 31, on May 1, 2024, we completed a public offering our securities for the net proceed of $4.1 million.

As of the date of this report, and after giving effect to our May 2024 capital raise, we will need additional capital to fund our operations over the 12 months following the date of this report. We intend to seek additional funding through various financing sources, including the sale of our equity and/or debt securities, and/or licensing fees for our technology and co-development and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve our product development goals with a smaller amount of capital. However, there can be no guarantees that such funds, including any potential funds through the sale of our equity securities, it will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment. Accordingly, management believes that there is substantial doubt regarding our ability to continue as a going concern through the next 12 months from the date of this filing.

Critical Accounting Policies

During the three months ended March 31, 2024, there were no material changes to our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. There were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 28, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. As of March 31, 2024, we had total assets of approximately $9.2 million and working capital of approximately $1.0 million. As of March 31, 2024, our liquidity included approximately $3.2 million of cash and cash equivalents. In addition to our cash on hand at March 31, on May 1, 2024, we completed a public offering our securities for the net proceed of $4.1 million. However, even after giving effect to that capital raise, we believe that we do not have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and co-development and joint ventures with industry partners, with a preference toward licensing fees for our technology and co-development and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

The report of our independent registered public accounting firm for the year ended December 31, 2023 states that due to our lack of revenue from commercial operations, significant losses and need for additional capital, there is substantial doubt about our ability to continue as a going concern.

We are a clinical-stage biopharmaceutical company with limited operating history. We are a biopharmaceutical company, formed in January 2018, and have limited operating history. We have not commenced revenue-producing operations. In 2020 and 2021, we completed Phase I human clinical trials for our TFF TAC and TFF VORI product candidates. As of the date of this report, we expect to conclude our Phase 2 clinical trials of TFF VORI in the first half of 2024 and TFF TAC in the second half of 2024. To date, our operations have otherwise consisted of preliminary research and development, drug formulation and characterization and testing of our initial product candidates. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As a development stage biopharmaceutical company, we are subject to all the risks inherent in the organization, financing, expenditures, complications and delays involved with a new business. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we may be unable to:

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

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the fiscal years ended December 31, 2023 and 2022, we incurred a net loss of $21.2 million and $31.8 million, respectively, and for the three months ended March 31, 2024 and 2023, we incurred a net loss of $5.7 million and $7.1 million, respectively. As of March 31, 2024, we had an accumulated deficit of $124.1 million. We expect to continue to incur substantial expenses without any corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize at least one of our product candidates or enter into one or more commercial license agreements for our TFF platform. However, there can be no assurance we will be able to obtain regulatory approval for any of our product candidates or enter into a commercial license. Even if we are able to obtain regulatory approval and subsequently commercialize our product candidates or successfully license our TFF platform, there can be no assurance that we will generate significant revenues or ever achieve profitability.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in October 2019 at a price of $125.00 per share, the reported high and low sales prices of our common stock have ranged from $2.51 to $528.50 through May 2, 2024. The market price of our shares on the NASDAQ Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

Item 5. Other Information

During the three-month period ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2023.

3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Report on Form 8-K filed on November 22, 2023.

3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Report on Form 8-K filed on December 19, 2023.

3.5	First Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 6. 2023.

4.1	Form of Warrant issued to investors in March 2024 offering	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 22, 2024.

4.2	Form of Warrant dated March 22, 2024 issued to H.C. Wainwright & Co., LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 22, 2024.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	Inline XBRL Instance Document	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TFF PHARMACEUTICALS, INC.

Date: May 14, 2024	By:	/s/ Harlan Weisman
Harlan Weisman,
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Kirk Coleman
Kirk Coleman,
Chief Financial Officer
(Principal Financial Officer)