Form 10-Q
period 2024-06-30
TFF Pharmaceuticals, Inc.
filed 2024-08-14
CIK 1733413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________

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

The number of shares of the registrant’s common stock outstanding as of August 12, 2024 was 3,466,041.

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to the following:

●	We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

●	We are a clinical-stage biopharmaceutical company with limited operating history.

●	We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future.

●	The report of our independent registered public accounting firm for the year ended December 31, 2023 states that due to our lack of revenue from commercial operations, significant losses and need for additional capital there is substantial doubt about our ability to continue as a going concern.

●	Our business model is entirely dependent on certain patent rights licensed to us from the University of Texas at Austin, and the loss of those license rights would, in all likelihood, cause our business, as presently contemplated, to fail.

●	Our business model includes, in part, the licensing of our TFF Platform to other pharmaceutical companies, however technology licensing in the pharmaceutical industry is a lengthy process and subject to several risks and factors outside of our control, and we cannot forecast our ability to successfully license our technology or the length of time it may take to establish a new licensing relationship.

●	Unfavorable geopolitical and macroeconomic developments could adversely affect our business, financial condition or results of operations.

●	Our business model also depends on our successful development, regulatory approval and commercialization of our product candidates, which may never occur. Our TFF TAC and TFF VORI product candidates are currently in Phase 2 clinical development. In March 2024, we announced our decision to prioritize clinical development of TFF TAC based on positive Phase 2 data, however, there can be no assurance that the Phase 2 trial for TFF TAC will be successful. Also in March 2024, we announced that we are evaluating strategic options for TFF VORI, however, there can be no assurance that we will be successful in finding a strategic option for TFF VORI or that we will continue clinical development of TFF TAC in support of an approval from the FDA or comparable foreign regulatory authorities for any indication.

●	Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results.

●	Our business operations could suffer in the event of information technology systems’ failures or security breaches.

●	Our success is entirely dependent on our ability to obtain the marketing approval for our product candidates by the FDA and the regulatory authorities in foreign jurisdictions in which we intend to market our product candidates, of which there can be no assurance.

●	Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome.

●	Even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from its sales, if any, may be limited.

●	Even if we obtain marketing approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates.

●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

●	Even though we may apply for orphan drug designation for a product candidate, we may not be able to obtain orphan drug marketing exclusivity.

●	Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

●	Any termination or suspension of, or delays in the commencement or completion of, any necessary studies of any of our product candidates for any indications could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

●	We will be completely dependent on third parties to manufacture our product candidates for clinical and commercial purposes, and the commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities or fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

●	Third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues.

●	It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

●	Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.

●	We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

●	Our business could be adversely affected by conditions in the U.S. and global economies.

●	The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment.

●	If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

●	Future capital raises may dilute your ownership and/or have other adverse effects on our operations.

●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

●	We may be at an increased risk of securities class action litigation.

●	Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

●	Our certificate of incorporation and amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TFF PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,387,198	$5,478,113
Research and development tax incentive receivable	400,881	433,852
Prepaid assets and other current assets	1,092,096	1,678,353
Total current assets	5,880,175	7,590,318
Operating lease right-of-use asset, net	78,924	119,529
Property and equipment, net	1,759,611	1,999,781
Investment in Vaxanix	1,776,746	-
Note receivable - Augmenta	-	2,310,000
Other assets	-	7,688
Total assets	$9,495,456	$12,027,316

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,358,876	$958,442
Accrued liabilities	2,160,140	1,285,586
Deferred research grant revenue	25,000	101,000
Current portion of operating lease liability	74,124	83,512
Total current liabilities	3,618,140	2,428,540
Operating lease liability, net of current portion	-	31,742
Total liabilities	3,618,140	2,460,282

Commitments and contingencies (see Note 5)

Stockholders’ equity:
Common stock; $0.001 par value, 180,000,000 shares authorized; 3,245,610 and 2,370,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3,246	2,370
Additional paid-in capital	134,604,851	128,044,509
Accumulated other comprehensive loss	(184,763)	(148,192)
Accumulated deficit	(128,546,018)	(118,331,653)
Total stockholders’ equity	5,877,316	9,567,034
Total liabilities and stockholders’ equity	$9,495,456	$12,027,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$650,222	$333,351	$853,495	$384,780
Operating expenses:
Research and development	2,588,316	2,681,898	6,144,178	6,700,557
General and administrative	2,024,473	2,670,363	4,462,777	5,789,579
Total operating expenses	4,612,789	5,352,261	10,606,955	12,490,136

Loss from operations	(3,962,567)	(5,018,910)	(9,753,460)	(12,105,356)

Other income (expense):
Interest income, net	43,819	36,120	99,568	71,199
Change in fair value of note receivable	(560,473)	(37,416)	(560,473)	(37,416)
Total other income (expense), net	(516,654)	(1,296)	(460,905)	33,783

Net loss	$(4,479,221)	$(5,020,206)	$(10,214,365)	$(12,071,573)

Net loss per share, basic and diluted	$(1.22)	$(3.47)	$(3.37)	$(8.34)
Weighted average common shares outstanding, basic and diluted	3,667,264	1,447,723	3,027,585	1,447,723

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss	$(4,479,221)	$(5,020,206)	$(10,214,365)	$(12,071,573)
Other comprehensive loss:
Foreign currency translation adjustments	19,024	(7,566)	(36,571)	(26,235)
Comprehensive loss	$(4,460,197)	$(5,027,772)	$(10,250,936)	$(12,097,808)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2024	2,370,000	$2,370	$128,044,509	$(148,192)	$(118,331,653)	$9,567,034

Sales of common stock through the at-the-market offering	1,720	2	12,582	-	-	12,584

Sale of common stock and warrants through direct offering, net of offering costs	147,500	147	903,408	-	-	903,555

Stock-based compensation	-	-	626,990	-	-	626,990

Costs related to ATM	-	-	(15,000)	-	-	(15,000)

Foreign currency translation adjustment	-	-	-	(55,595)	-	(55,595)

Net loss	-	-	-	-	(5,735,144)	(5,735,144)

Balance, March 31, 2024	2,519,220	2,519	129,572,489	(203,787)	(124,066,797)	5,304,424

Sales of common stock through the at-the-market offering	147,476	148	293,354	-	-	293,502

Sale of common stock and warrants through public offering, net of offering costs	578,914	579	4,198,385	-	-	4,198,964

Stock-based compensation	-	-	608,352	-	-	608,352

Costs related to ATM	-	-	(67,729)	-	-	(67,729)

Foreign currency translation adjustment	-	-	-	19,024	-	19,024

Net loss	-	-	-	-	(4,479,221)	(4,479,221)

Balance, June 30, 2024	3,245,610	$3,246	$134,604,851	$(184,763)	$(128,546,018)	$5,877,316

Balance, January 1, 2023	1,447,722	$1,448	$120,105,728	$(139,295)	$(97,088,422)	$22,879,459

Stock-based compensation	-	-	751,821	-	-	751,821

Costs related to ATM	-	-	(17,920)	-	-	(17,920)

Foreign currency translation adjustment	-	-	-	(18,669)	-	(18,669)

Net loss	-	-	-	-	(7,051,367)	(7,051,367)

Balance, March 31, 2023	1,447,722	1,448	120,839,629	(157,964)	(104,139,789)	16,543,324

Stock-based compensation	-	-	825,719	-	-	825,719

Costs related to ATM	-	-	(59,229)	-	-	(59,229)

Foreign currency translation adjustment	-	-	-	(7,566)	-	(7,566)

Net loss	-	-	-	-	(5,020,206)	(5,020,206)

Balance, June 30, 2023	1,447,722	$1,448	$121,606,119	$(165,530)	$(109,159,995)	$12,282,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,214,365)	$(12,071,573)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,235,342	1,577,540
Interest accrued on note receivable	(27,219)	(54,441)
Change in fair value of note receivable	560,473	37,416
Write-off of construction-in-process	-	747,348
Depreciation and amortization	280,775	246,695
Changes in operating assets and liabilities:
Research and development tax incentive receivable	24,913	(122,269)
Prepaid assets and other current assets	586,432	767,746
Accounts payable	400,293	88,507
Accrued liabilities	872,739	(4,430)
Deferred revenue	(76,000)	-
Operating lease obligation	(41,130)	(36,453)

Net cash used in operating activities	(6,397,747)	(8,823,914)

Cash flows from investing activities:
Purchases of property and equipment	-	(35,709)
Net cash used in investing activities	-	(35,709)

Cash flows from financing activities:
Sales of common stock through ATM	306,086	-
Payment of offering costs in connection with ATM	(82,729)	(77,149)
Sales of common stock and warrants through offerings, net of offering costs	5,102,519	-
Net cash provided by (used in) financing activities	5,325,876	(77,149)

Effect of exchange rate changes on cash and cash equivalents	(19,044)	(12,575)

Net change in cash and cash equivalents	(1,090,915)	(8,949,347)

Cash and cash equivalents at beginning of period	5,478,113	16,612,315

Cash and cash equivalents at end of period	$4,387,198	$7,662,968

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$22,988	$-
Supplemental disclosure of non-cash investing and financing activities:
Conversion of note receivable into common stock of Augmenta	$1,776,746	$-
Exchange of Augmenta common stock for common stock of Vaxanix	$1,776,746	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2024 and 2023

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

For the six months ended June 30, 2024 and 2023, the Company reported a net loss of $10.2 million and $12.1 million, respectively, and negative cash from operations of $6.4 million and $8.8 million, respectively. As of June 30, 2024, the Company had cash and cash equivalents of approximately $4.4 million, a working capital surplus of approximately $2.3 million and an accumulated deficit of $128.5 million. The Company has not generated revenues from commercial operations since inception and expects to continue incurring losses for the foreseeable future and needs to raise additional capital to continue the pursuit of its product development.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2024 and the results of operations, changes in stockholders’ equity and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2024 and 2023

Principles of Consolidation

The consolidated financial statements include the accounts of TFF Pharmaceuticals, Inc. and its wholly owned subsidiary, TFF Australia. All material intercompany accounts and transactions have been eliminated in consolidation.

Fair Value Option - Convertible Note Receivable

The guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. The Company elected to measure its convertible note receivable using the fair value option prior to its conversion. Under the fair value option, bifurcation of an embedded derivative is not necessary, and all related gains and losses on the host contract and derivative due to change in the fair value will be reflected in other income (expense), net in the condensed consolidated statements of operations. Interest accrues on the unpaid principal balance on a quarterly basis and is recognized in interest income in the condensed consolidated statements of operations.

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

Investment in Equity Security

The Company’s investment in Vaxanix is a non-marketable equity security. This investment does not have a readily determinable fair value, therefore the Company has elected to measure the investment at cost less any impairment, adjusted to fair value if there are observable price changes in orderly transactions for an identical or similar investment of the same issuer, in accordance with ASC 321, Investments - Equity Securities. At each reporting period, the Company performs an assessment to determine if it still qualifies for this measurement alternative.

At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If a qualitative assessment indicates the investment is impaired, the Company estimates the investment’s fair value. If the fair value is less than the investment’s carrying value, an impairment charge is recorded in the condensed consolidated statements of operations equal to the difference between the carrying value and fair value and a new basis in the investment is established.

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

For The Three and Six Months Ended June 30, 2024 and 2023

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

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2024 and 2023

As the Company has determined that it has reasonable assurance that it will receive the cash refund for eligible research and development expenditures, the Company records the Australian Tax Incentive as a reduction to research and development expenses as the Australian Tax Incentive is not dependent on the Company generating future taxable income, the Company’s ongoing tax status, or tax position. At each period end, management estimates the refundable tax offset available to the Company based on available information at the time. This percentage of eligible research and development expenses reimbursable under the Australian Tax Incentive is 43.5% for the three months ended June 30, 2024 and 2023. In addition, the Company is also eligible to receive amounts from the United States Internal Revenue Service (“IRS”) related to research and development tax credits for expenditures.

The research and development incentive receivable represents amounts due in connection with the Australian Tax Incentive and from the IRS. The Company has recorded a research and development tax incentive receivable of $400,881 and $433,852 as of June 30, 2024 and December 31, 2023, respectively, in the condensed consolidated balance sheets. The Company recorded a reduction to research and development expenses of $103,927 and $226,341 during the three and six months ended June 30, 2024, and $96,560 and $122,269 during the three and six months ended June 30, 2023, respectively.

Basic and Diluted Earnings per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive share equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. Since the Company has had net losses for all periods presented, all potentially dilutive securities are anti-dilutive. Basic weighted average shares outstanding for the three and six months ended June 30, 2024 include 1,086,305 shares underlying warrants to purchase common shares. As the shares underlying these warrants can be issued for little consideration (exercise price of $0.0001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

For the six months ended June 30, 2024 and 2023, the Company had the following potential common stock equivalents outstanding which were not included in the calculation of diluted net loss per common share because inclusion thereof would be anti-dilutive:

	For The Six Months Ended June 30,
	2024	2023
Stock Options	226,442	211,332
Warrants	2,187,825	229,912
	2,414,267	441,244

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include the fair value of the convertible note receivable prior to its conversion, stock-based compensation and warrants, the valuation of the investment in a non-marketable equity security and the valuation allowance against deferred tax assets. Actual results could differ from those estimates.

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

For The Three and Six Months Ended June 30, 2024 and 2023

As a result, if other assumptions had been used, stock-based compensation cost, as determined in accordance with authoritative guidance, could have been materially impacted. Furthermore, if the Company uses different assumptions on future grants, stock-based compensation cost could be materially affected in future periods.

The grant-date fair value of restricted stock units (“RSUs”) equals the closing stock price of the Company’s common stock on the grant date.

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

NOTE 4 - SUPPLEMENTAL FINANCIAL INFORMATION

Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Accrued compensation	$674,165	$568,689
Accrued research and development expenses	1,381,007	-
Insurance premium financing	104,968	716,897
	$2,160,140	$1,285,586

In October 2023, the Company entered into a short-term note payable of $914,063 for the financing of insurance premiums. The note bears interest at 9.95% and monthly principal and interest payments of $105,819 are paid over a 9-month period. The Company recorded interest expense of $7,663 and $23,212 related to the short-term note payable during the three and six months ended June 30, 2024.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2024 and 2023

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

Supplemental balance sheet information related to leases was as follows:

	June 30, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$78,924	$119,529

Operating lease liability - current portion	$74,124	$83,512
Operating lease liability - long-term portion	-	31,742
Total operating lease liabilities	$74,124	$115,254

Supplemental lease expense related to leases was as follows:

	Statement of Operations	For The Three Months Ended June 30,		For The Six Months Ended June 30,
Lease	Classification	2024	2023	2024	2023
Operating lease cost	Research and development	$22,275	$22,275	$44,550	$44,550
Short-term lease cost	Research and development	8,106	-	16,437	-
Short-term lease cost	General and administrative	12,600	21,570	24,900	43,340

Total lease expense		$42,981	$43,845	$85,887	$87,890

Other information related to operating leases:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term	0.9 years	1.4 years
Weighted-average discount rate	8%	8%

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2024 and 2023

Supplemental cash flow information related to operating leases was as follows:

	For The Six Months Ended June 30,
	2024	2023
Cash paid for operating lease liabilities	$45,075	$43,500

Approximate future minimum lease payments under non-cancellable leases are as follows:

Fiscal Year Ending December 31,
2024 (Remaining)	$38,000
2025	38,000
Total minimum lease payments	76,000
Less: Imputed interest	(2,000)
Total	$74,000

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

NOTE 6 - CONVERTIBLE NOTE RECEIVABLE - AUGMENTA

Effective January 1, 2023, the Company and Augmenta Bioworks, Inc. (“Augmenta”) entered into a convertible note purchase agreement (“Augmenta Note”) pursuant to which a receivable due from Augmenta in connection with a joint development agreement was converted into the Augmenta Note. Under the terms of the Augmenta Note, Augmenta agreed to pay the principal amount of $1,812,975 to the Company. The Augmenta Note accrued interest at a rate of 6% per annum and had a maturity date of the earlier of (i) January 1, 2026 (“Maturity Date”), or (ii) upon the occurrence and during the continuance of an event of default. Accrued interest was payable at maturity.

The Company elected to measure the Augmenta Note at fair value in accordance with ASC 825 (see Note 7) prior to its conversion.

Effective June 7, 2024 (“Conversion Date”), Company agreed to convert the Augmenta Note into shares of common stock of Augmenta (“Augmenta Shares”), immediately prior to the closing of a change of control transaction in which VAXANIX BIO, LTD (“Vaxanix”), Vaxanix Bio Acquisition Corp. VI and Augmenta entered into a merger agreement (“Vaxanix Merger”) pursuant to which Augmenta was merged into Vaxanix and the Augmenta Shares were converted into common shares of Vaxanix. The estimated fair value of the Augmenta Shares on the Conversion Date was determined by the derived equity value of Augmenta, based on the ownership percentage obtained by all notes that were converted on the Conversion Date (see Note 8).

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2024 and 2023

NOTE 7 - FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The Augmenta Note was held at fair value until the Conversion Date. After the conversion, there are no assets and liabilities measured at fair value.

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

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis:

Fair Value of Level 3 Augmenta Note
Beginning balance, January 1, 2023	$1,812,975
Accrued interest receivable	111,782
Change in fair value	385,243
Ending balance, December 31, 2023	2,310,000
Accrued interest receivable	27,219
Change in fair value	(560,473)
Conversion of note receivable	(1,776,746)
Ending balance, June 30, 2024	$-

The fair value of the Augmenta Note was measured using Level 3 (unobservable) inputs. The Company determined the fair value for the Augmenta Note using a probability weighted-scenario valuation model with the assistance of a third-party valuation specialist. The unobservable inputs included estimates of the equity value of Augmenta and the timing and probability of future financing events, optional conversion to common stock, and repayment at maturity. The conversion upon a qualified financing scenario valued the Augmenta Note based on a bond plus call option model. The optional conversion to common stock valued the Augmenta Note based on the present value of common stock, determined using an adjusted net assets method and option-pricing model, and implied number of common shares upon conversion. The repayment upon maturity was based on the total principal and accrued interest through the maturity date. At the Conversion Date, the fair value of the Augmenta Note was determined by the derived equity value of Augmenta, based on the ownership percentage obtained by all notes that were converted on the Conversion Date.

NOTE 8 - INVESTMENT IN EQUITY SECURITY

On the Conversion Date, as a result of the Vaxanix Merger, the Company’s investment in Augmenta was exchanged for common shares of Vaxanix, a private commercial-stage oncology company. Vaxanix has an approved device for late-stage cancer treatment and a deep pipeline of cell and immunotherapy agents in development from preclinical to Phase 3. The Company’s common shares in Vaxanix constitutes a 0.16% ownership in Vaxanix as of the Conversion Date and June 30, 2024. The Company has no obligation to provide any funding to Vaxanix and its maximum exposure to loss is its investment value.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2024 and 2023

The investment in Vaxanix has been accounted for as an investment in a non-marketable equity security in accordance with ASC 321 on the condensed consolidated balance sheet. For equity interests without a readily determinable fair value, an entity may elect to measure these investments at cost minus any impairment. The Company has elected to carry this investment at the value of the Augmenta Shares obtained immediately prior to the Vaxanix Merger. The value of the investment is $1,776,746 as of June 30, 2024.

The Company will consider qualitative impairment factors in determining if there are any signs of impairment. If the Company determines there are indicators of impairment, the Company will perform a fair value measurement. Due to the proximity between the Vaxanix Merger and June 30, 2024, the qualitative factors considered for the period ended June 30, 2024, included Vaxanix’s progress and likelihood of obtaining equity financing at a price per share lower than the current value of the Company’s investment. As of June 30, 2024, there are no indicators of impairment.

NOTE 9 - STOCKHOLDERS’ EQUITY

Common Stock

At-Market-Offerings

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

On May 17, 2024, the Company entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC, as agent, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $2,055,000 in an ATM offering, to or through the agent. During the three months ended June 30, 2024, the Company sold 147,476 shares of its common stock at average price of $2.07 per share resulting in net proceeds of approximately $294,000.

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

Public Offering

On May 1, 2024, the Company completed a public offering (“May 2024 Offering”) of (i) 578,914 shares of its common stock; (ii) pre-funded warrants exercisable for an aggregate of 1,086,305 shares of common stock; and (iii) Series B warrants exercisable for an aggregate of 1,665,219 shares of common stock issued pursuant to the securities purchase agreement, dated April 29, 2024 between the Company and certain institutional investors. The offering price of each common share and accompanying Series B warrant was $2.875. The offering price of each pre-funded warrant and accompanying Series B warrant was $2.8749.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2024 and 2023

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

The Company received net proceeds of approximately $4.2 million from the offering, after deducting offering expenses payable by the Company, including the placement agent’s commissions and fees, totaling approximately $0.6 million.

NOTE 10 - STOCK BASED COMPENSATION

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

In September 2021, the Company’s board of directors approved its 2021 Stock Incentive Plan (“2021 Plan”), which was also approved by the stockholders of the Company at the Company’s annual meeting of stockholders held on November 4, 2021. On June 4, 2024, the stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares of common stock reserved for issuance by 500,000. The 2021 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock, the grant of restricted and unrestricted share awards and grant of restricted stock units. The Company has 668,000 shares of its common stock reserved under the 2021 Plan, as amended. All of the Company’s employees and any subsidiary employees (including officers and directors who are also employees), as well as all of the Company’s nonemployee directors and other consultants, advisors and other persons who provide services to the Company will be eligible to receive incentive awards under the 2021 Plan.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$221,401	$261,239	$453,257	$505,114
General and administrative	386,951	564,480	782,085	1,072,426
	$608,352	$825,719	$1,235,342	$1,577,540

As of June 30, 2024, there was approximately $2.6 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 1.6 years.

The Company records compensation expense for awards with graded vesting using the straight-line method. The Company recognizes compensation expense over the requisite service period applicable to each individual award, which generally equals the vesting term.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2024 and 2023

Stock Option Information

The following table summarizes stock option activity during the six months ended June 30, 2024:

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2024	233,340	$74.63	7.66	$-
Granted	-	-	-	-
Cancelled	(6,898)	9.46	-	-
Outstanding at June 30, 2024	226,442	$76.61	7.10	$-
Exercisable at June 30, 2024	133,514	$100.66	6.06	$-

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

Restricted Stock Units

In April 2024, the Company granted 123,356 restricted stock units (“RSUs”) under its 2018 and 2021 Plans. Each RSU entitles its holder to one share of common stock upon settlement of the RSU. The settlement of each RSU is subject to the Company’s receipt of additional capital greater than a specified threshold. In addition, 88,856 RSUs granted under the 2021 Plan were subject to stockholder approval of an increase in the shares of common stock reserved for issuance under the 2021 Plan, which took place on June 4, 2024. As the vesting of all of the RSUs is contingent on the Company’s receipt of additional capital, the Company will not recognize any compensation expense until it is determined the receipt of additional capital is probable of being achieved. The fair value of each RSU is determined based on the closing stock price on the date of grant and when all required approvals have been obtained.

The following table summarizes RSU activity during the six months ended June 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2024	-	$-
Granted	123,356	2.40
Vested	-	-
Forfeited	(3,556)	2.08
Unvested balance at June 30, 2024	119,800	$2.41

NOTE 11 - WARRANTS

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

In connection with the May 2024 Offering, the Company issued pre-funded warrants exercisable for an aggregate of 1,086,305 shares of common stock and Series B warrants to purchase 1,665,219 shares of common stock to investors. Each pre-funded warrant is immediately exercisable on the date of issuance at an exercise price of $0.0001 per share and may be exercised at any time until all of the pre-funded warrants are exercised in full. Each Series B warrant is immediately exercisable on the date of issuance at an exercise price of $2.75 per share and expires five years from the date of issuance. The Company also issued warrants to purchase 116,565 shares of common stock to the placement agent. Each warrant issued to the placement agent is immediately exercisable on the date of issuance at an exercise price of $3.5938 per share and expires five years from the date of issuance.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2024 and 2023

The Company evaluated these warrants to assess their proper classification and determined that the warrants meet the criteria for equity classification in the condensed consolidated balance sheet. The warrants issued to the placement agent were considered offering costs and netted against additional paid-in capital.

A following table summarizes warrant activity during the six months ended June 30, 2024:

	Number of Shares	Range of Exercise Prices	Weighted- Average Exercise Prices (excluding pre-funded warrants)	Weighted- Average Remaining Life (excluding pre-funded warrants)
Outstanding at January 1, 2024	248,216	$7.81 - 397.50	$42.38	4.4
Issued	3,025,914	0.0001 - 10.00	2.08	-
Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2024	3,274,130	$0.0001 - $397.50	$4.79	4.7

NOTE 12 - SBIR GRANT

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

During the three and six months ended June 30, 2024, the Company recognized approximately $405,000 and $456,000, respectively, of revenue related to the SBIR grant. There was approximately $179,000 and $0 due to the Company related to the SBIR grant as of June 30, 2024 and December 31, 2023.

NOTE 13 - SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2024 through the filing date of this Quarterly Report. Based on its evaluation, there are no events that need to be disclosed.

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

As of the date of this report, we have two product candidates in clinical trials, TFF Tacrolimus Inhalation Powder, or TFF TAC, and TFF Voriconazole Inhalation Powder, or TFF VORI. To date, we have completed one Phase 1 study in healthy volunteers and one Phase 1b study in patients with asthma exploring the safety, tolerability and pharmacokinetics of TFF VORI. We have also completed a Phase 1 study in healthy volunteers exploring the safety, tolerability and pharmacokinetics of TFF TAC. We have initiated Phase 2 clinical trials of TFF TAC and TFF VORI and, in December 2023, we released positive initial data from both trials, along with clinical data from our ongoing TFF VORI Expanded Access Program. In March 2024, we announced our decision to prioritize clinical development of TFF TAC based on positive Phase 2 data. We provided updates to the Phase 2 trials in May and August 2024 and plan to end enrollment in the TFF TAC Phase 2 study in the second half of 2024. In March 2024, we announced that we are evaluating strategic options for TFF VORI to preserve capital resources. We concluded our Phase 2 clinical trials of TFF VORI in the first half of 2024.

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

March 2024 Offering

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

May 2024 Offering

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

We received net proceeds of approximately $4.2 million from the offering, after deducting offering expenses payable by us, including the placement agent’s commissions and fees.

Results of Operations

We were formed in January 2018 and have not commenced revenue-producing operations. To date, our operations have consisted of the development and early-stage testing, Phase 1 human clinical trials of our initial product candidates and the current Phase 2 clinical trials of our TFF TAC and TFF VORI. In March 2024, we announced our decision to prioritize clinical development of TFF TAC based on positive Phase 2 data. Also in March 2024, we announced that we are evaluating strategic options for TFF VORI to preserve capital resources. We do not expect that our deemphasis of the development of TFF VORI will materially impact the trend in our expenditures on clinical development. We have generated limited grant revenue and non-recurring revenue under feasibility and material transfer agreements.

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The following table summarizes our results of operations with respect to the items set forth below for the three months ended June 30, 2024 and 2023 together with the percentage change for those items.

	For The Three Months Ended June 30,
	2024	2023	Increase (Decrease)	Change
Revenue	$650,222	$333,351	$316,871	95%
Research and development expense	$2,588,316	$2,681,898	$(93,582)	(3)%
General and administrative expense	2,024,473	2,670,363	(645,890)	(24)%
Total operating expense	$4,612,789	$5,352,261	$(739,472)	(14)%

We have entered into feasibility and material transfer agreements with third parties that provide us with funds in return for certain research and development activities. On June 23, 2023, we were awarded a Direct to Phase II Small Business Innovation Research, or SBIR, grant of approximately $2.8 million to continue development of a novel, pan-flu multivariant mucosal vaccine. During the three months ended June 30, 2024 and 2023, we recognized $650,222 and $333,351, respectively, of revenue from the feasibility and material transfer agreements and the SBIR grant. The costs associated with the feasibility and material transfer agreements and SBIR grant are expensed as incurred and are reflected as a component of research and development expense.

Research and development expense was as follows for the periods indicated:

	For The Three Months Ended June 30,
	2024	2023	Increase (Decrease)	Change
Payroll, stock-based compensation and related	$968,801	$763,637	$205,164	27%
Clinical and preclinical	743,727	791,045	(47,318)	(6)%
Manufacturing and related	623,992	915,672	(291,680)	(32)%
Other	251,796	211,544	40,252	19%
Total research and development expense	$2,588,316	$2,681,898	$(93,582)	(3)%

Research and development expense decreased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to decreases of $0.3 million in manufacturing and related expenses and approximately $47,000 in clinical and preclinical expense, offset by increases of $0.2 million in payroll and related expense and approximately $40,000 in other research and development expenses. Manufacturing expenses during the three months ended June 30, 2023 were higher because of the manufacturing of products for the Phase 2 trials of TFF TAC and TFF VORI. Clinical expenses were relatively flat year over year due to the number of patients enrolled in the Phase 2 trials of TFF TAC and TFF VORI.

General and administrative expense was as follows for the years indicated:

	For The Three Months Ended June 30,
	2024	2023	Increase (Decrease)	Change
Payroll, stock-based compensation and related	$843,572	$1,302,400	$(458,828)	(35)%
Professional and legal fees	497,591	381,289	116,302	31%
Insurance and office expense	354,718	548,498	(193,780)	(35)%
Market research	101,183	146,560	(45,377)	(31)%
Consulting	176,536	184,500	(7,964)	(4)%
Other	50,873	107,116	(56,243)	(53)%
Total general and administrative expense	$2,024,473	$2,670,363	$(645,890)	(24)%

General and administrative expense decreased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to decreases of $0.5 million in payroll related expenses, $0.2 million in insurance and office expenses, approximately $45,000 in market research expenses and approximately $8,000 in consulting expenses, offset by an increase in professional and legal fees of $0.1 million. The decrease in general and administrative expenses was due in part to strategic cost reduction efforts implemented by management.

The following table summarizes our other income (expense), net for the three months ended June 30, 2024 and 2023 together with the percentage change.

	For The Three Months Ended June 30,
	2024	2023	Favorable (Unfavorable)	Change
Interest income, net	$43,819	$36,120	$7,699	21%
Change in fair value of note receivable	$(560,473)	$(37,416)	$(523,057)	(1,398)%

Interest income, net increased during fiscal 2024 due to increased interest earned on cash equivalents. The fair value of the note receivable decreased during fiscal 2024 due to the estimated fair value of the shares received in Augmenta upon conversion, which were exchanged for shares in Vaxanix.

We incurred a net loss of $4.5 million and $5.0 million for the three months ended June 30, 2024 and 2023, respectively.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

The following table summarizes our results of operations with respect to the items set forth below for the six months ended June 30, 2024 and 2023 together with the percentage change for those items.

	For The Six Months Ended June 30,
	2024	2023	Increase (Decrease)	Change
Revenue	$853,495	$384,780	$468,715	122%
Research and development expense	$6,144,178	$6,700,557	$(556,379)	(8)%
General and administrative expense	4,462,777	5,789,579	(1,326,802)	(23)%
Total operating expense	$10,606,955	$12,490,136	$(1,883,181)	(15)%

During the six months ended June 30, 2024 and 2023, we recognized $853,495 and $384,780, respectively, of revenue from the feasibility and material transfer agreements and the SBIR grant. The costs associated with the feasibility and material transfer agreements and SBIR grant are expensed as incurred and are reflected as a component of research and development expense.

Research and development expense was as follows for the periods indicated:

	For The Six Months Ended June 30,
	2024	2023	Increase (Decrease)	Change
Clinical and preclinical	$2,349,649	$1,630,965	$718,684	44%
Payroll, stock-based compensation and related	2,053,745	1,521,102	532,643	35%
Manufacturing and related	1,309,054	3,186,304	(1,877,250)	(59)%
Other	431,730	362,186	69,544	19%
Total research and development expense	$6,144,178	$6,700,557	$(556,379)	(8)%

Research and development expense decreased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to a $1.9 million reduction in manufacturing and related expenses, offset by increases of $0.7 million in clinical and preclinical expenses, $0.5 million in payroll and related expense and approximately $70,000 in other research and development expenses. Manufacturing expenses during the six months ended June 30, 2023 were higher because of the manufacturing of products for the Phase 2 trials of TFF TAC and TFF VORI. Clinical expenses were higher during the six months ended June 30, 2024 due to the increase in the number of patients enrolled in the Phase 2 trials of TFF TAC and TFF VORI.

General and administrative expense was as follows for the years indicated:

	For The Six Months Ended June 30,
	2024	2023	Increase (Decrease)	Change
Payroll, stock-based compensation and related	$1,723,331	$2,546,778	$(823,447)	(32)%
Professional and legal fees	1,168,363	1,050,643	117,720	11%
Insurance and office expense	781,702	1,094,282	(312,580)	(29)%
Market research	219,855	425,853	(205,998)	(48)%
Consulting	342,351	385,300	(42,949)	(11)%
Other	227,175	286,723	(59,548)	(21)%
Total general and administrative expense	$4,462,777	$5,789,579	$(1,326,802)	(23)%

General and administrative expense decreased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to decreases of $0.8 million in payroll related expenses, $0.3 million in insurance and office expenses, $0.2 million in market research expenses and approximately $43,000 in consulting expenses, offset by an increase in professional and legal fees of approximately $0.8 million. The decrease in general and administrative expenses was due in part to strategic cost reduction efforts implemented by management.

The following table summarizes our other income (expense), net for the six months ended June 30, 2024 and 2023 together with the percentage change.

	For The Six Months Ended June 30,
	2024	2023	Favorable (Unfavorable)	Change
Interest income, net	$99,568	$36,120	$63,448	176%
Change in fair value of note receivable	$(560,473)	$(37,416)	$(523,057)	(1,398)%

Interest income, net increased during fiscal 2024 due to increased interest earned on cash equivalents. The fair value of the note receivable decreased during fiscal 2024 due to the estimated fair value of the shares received in Augmenta upon conversion, which were exchanged for shares in Vaxanix.

We incurred a net loss of $10.2 million and $12.1 million for the six months ended June 30, 2024 and 2023, respectively.

Financial Condition

As of June 30, 2024, we had total assets of approximately $9.5 million and working capital of approximately $2.3 million. As of June 30, 2024, our liquidity included approximately $4.4 million of cash and cash equivalents.

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

Critical Accounting Policies

Critical accounting policies are described in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. During the six months ended June 30, 2024, there was a material change to our critical accounting policies previously disclosed regarding our accounting for an investment in a non-marketable security in accordance with Accounting Standards Codification (“ASC”) 321, Investments – Equity Securities.

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

We hold an investment in a non-marketable equity security that does not have a readily determinable fair value, therefore we have elected to measure the investment at cost less any impairment, adjusted to fair value if there are observable price changes in orderly transactions for an identical or similar investment of the same issuer, which is a material change to our accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 28, 2024.

At each reporting period, we perform an assessment to determine if the investment still qualifies for this measurement alternative. We also make a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If a qualitative assessment indicates the investment is impaired, we estimate the investment’s fair value. If the fair value is less than the investment’s carrying value, an impairment charge is recorded in the consolidated statements of operations equal to the difference between the carrying value and fair value and a new basis in the investment is established.

Due to the proximity between when the investment was obtained and June 30, 2024, the qualitative factors considered for the period ended June 30, 2024, included the investee’s progress and likelihood of obtaining equity financing at a price per share lower than the current value of our investment. As of June 30, 2024, there are no indicators of impairment.

While the qualitative factors utilized by management represent the most important factors to assess for potential impairment of the investment in the non-marketable equity security, as determined by management, there is inherent uncertainty in this assessment. If our assessment determined the investment is impaired, the assumptions used to calculate the investment’s fair value would be management’s best estimates and would also include inherent uncertainties. If the factors utilized or underlying assumptions and estimates change, our investment may be impaired in future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. As of June 30, 2024, we had total assets of approximately $9.5 million and working capital of approximately $2.3 million. As of June 30, 2024, our liquidity included approximately $4.4 million of cash and cash equivalents. We believe that we do not have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and co-development and joint ventures with industry partners, with a preference toward licensing fees for our technology and co-development and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

The report of our independent registered public accounting firm for the year ended December 31, 2023 states that due to our lack of revenue from commercial operations, significant losses and need for additional capital, there is substantial doubt about our ability to continue as a going concern.

We are a clinical-stage biopharmaceutical company with limited operating history. We are a biopharmaceutical company, formed in January 2018, and have limited operating history. We have not commenced revenue-producing operations. In 2020 and 2021, we completed Phase I human clinical trials for our TFF TAC and TFF VORI product candidates. We concluded our Phase 2 clinical trial of TFF VORI in the first half of 2024 and, as of the date of this report, we plan to end enrollment in the TFF TAC Phase 2 study in the second half of 2024. To date, our operations have otherwise consisted of preliminary research and development, drug formulation and characterization and testing of our initial product candidates. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As a development stage biopharmaceutical company, we are subject to all the risks inherent in the organization, financing, expenditures, complications and delays involved with a new business. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we may be unable to:

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

Investors should evaluate an investment in us in light of the uncertainties encountered by clinical stage biopharmaceutical companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability. If we cannot successfully execute any one of the foregoing, our business may not succeed and your investment will be adversely affected. You must be prepared to lose all of your investment.

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the fiscal years ended December 31, 2023 and 2022, we incurred a net loss of $21.2 million and $31.8 million, respectively, and for the six months ended June 30, 2024 and 2023, we incurred a net loss of $10.2 million and $12.1 million, respectively. As of June 30, 2024, we had an accumulated deficit of $128.5 million. We expect to continue to incur substantial expenses without any corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize at least one of our product candidates or enter into one or more commercial license agreements for our TFF platform. However, there can be no assurance we will be able to obtain regulatory approval for any of our product candidates or enter into a commercial license. Even if we are able to obtain regulatory approval and subsequently commercialize our product candidates or successfully license our TFF platform, there can be no assurance that we will generate significant revenues or ever achieve profitability.

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

Our business model includes the licensing of our TFF Platform to other pharmaceutical companies, however, technology licensing in the pharmaceutical industry is a lengthy process and subject to several risks and factors outside of our control, and we cannot forecast our ability to successfully license our technology or the length of time it takes to establish a new licensing relationship. Our business model includes the joint development of dry powder formulations of proprietary drugs owned or licensed by other pharmaceutical companies. As of the date of this report, we are at various stages of feasibility studies of proprietary drugs owned by multiple U.S. and international pharmaceutical companies. Our involvement with these pharmaceuticals companies typically begins with our formulation of dry powder versions of one or more proprietary drugs owned by the pharmaceutical company, followed by a period of feasibility testing and evaluation of the dry powder formulations by our potential licensee. Assuming the feasibility study is successful, and our dry powder formulation appears to provide the expected benefits, our ability to convert the successful test into a commercial license of our TFF platform is dependent on a number of risks and factors, many of which are outside our control, including:

●	the rate of adoption and incorporation of new technologies, including our TFF platform by members of the pharmaceutical industry generally;

●	our potential licensee’s internal evaluation of the economic benefits of marketing a dry powder version of a drug that may be currently marketed by the potential licensee, regardless of the benefits or advantages of the dry powder version;

●	our potential licensee’s internal budgetary and product development issues, including their ability to commit the capital and human resources towards the development of the dry powder product candidate;

●	our potential licensee’s willingness to accept our requirements for upfront fees and ongoing royalties; and

●	the other risks relating to the adoption of our TFF platform discussed through this “Risk Factor” section.

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

Because our initial dry powder drug candidates, TFF TAC and TFF VORI, contain active pharmaceutical ingredients from established approved drugs that are off-patent, we have gained FDA agreement on the 505(b)(2) regulatory pathway for these product candidates. The clinical requirements for a 505(b)(2) drug candidate can vary widely from product to product depending primarily on whether the product candidate claims a new indication, provides for a different route of administration, or claims improved safety compared to the existing approved product, and may include bioequivalence trials, limited safety and efficacy trials, or full Phase I through III trials. To the extent we claim that our drug product candidates target a new indication or offer improved safety compared to the existing approved products, and it is our present expectation that we will do so in many cases, it is likely that we will be required to conduct additional clinical trials, potentially including a full Phase I through Phase III development program, in order to obtain marketing approval.

Our business model is to pursue the development of approved off-patent drugs for which we would directly pursue the development of a dry powder formulation through the FDA’s 505(b)(2) regulatory pathway; however, not all of our product candidates will target approved off-patent drugs. For novel product candidates, we expect to require a full NDA through the FDA’s 505(b)(1) regulatory pathway.

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

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Our business model depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. In 2020 and 2021, we completed Phase I human clinical trials for our TFF TAC and TFF VORI product candidates, and in 2022 we initiated Phase 2 clinical trials for both product candidates. In March 2024, we announced our decision to prioritize clinical development of TFF TAC based on positive Phase 2 data, however, there can be no assurance that the Phase 2 trial for TFF TAC will be successful. Also in March 2024, we announced that we are evaluating strategic options for TFF VORI, however, there can be no assurance that we will be successful in finding a strategic option for TFF VORI or that we will continue clinical development of TFF TAC in support of an approval from the FDA or comparable foreign regulatory authorities for any indication. We note that most product candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials for TFF TAC and TFF VORI can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates. Therefore, our business currently depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential of seven years of market exclusivity after approval, orphan designation makes a company eligible for potential grant funding to defray costs of clinical trial expenses, tax credits for qualified clinical research expenses and potential exemption from the FDA application user fee.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. TFF TAC has been awarded orphan drug status. There can be no assurance that we will receive orphan drug designation for any of our other product candidates in the indications for which we think they might qualify, if we elect to seek such applications.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in October 2019 at a price of $125.00 per share, the reported high and low sales prices of our common stock have ranged from $1.35 to $528.50 through August 12, 2024. The market price of our shares on the NASDAQ Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

Item 5. Other Information

During the three-month period ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 20, 2019.

3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2023.

3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Report on Form 8-K filed on November 22, 2023.

3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Report on Form 8-K filed on December 19, 2023.

3.5	First Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 6. 2023.

4.1	Form of Series B Warrant issued to investors in May 2024 offering	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 2, 2024.

4.2	Form of Pre-Funded Warrant issued to investors in May 2024 offering	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 2, 2024.

4.3	Form of Warrant issued to H.C. Wainwright & Co., LLC in May 2024 offering	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 2, 2024.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	Inline XBRL Instance Document	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TFF PHARMACEUTICALS, INC.

Date: August 14, 2024	By:	/s/ Harlan Weisman
Harlan Weisman,
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Kirk Coleman
Kirk Coleman,
Chief Financial Officer
(Principal Financial Officer)