Form 10-Q
period 2024-09-30
TFF Pharmaceuticals, Inc.
filed 2024-11-20
CIK 1733413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________

Commission file number: 001-39102

TFF PHARMACEUTICALS, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-4344737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

124 Washington Street, Suite 101

Foxboro, MA  02035

(Address of principal executive offices, including zip code)

(508) 543-1720

(Registrant’s telephone number, including area code)

1751 River Run, Suite 400

Fort Worth, Texas 76107

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

The number of shares of the registrant’s common stock outstanding as of November 18, 2024 was 4,443,041.

TFF PHARMACEUTICALS, INC.

i

CAUTIONARY NOTICE

As previously announced, on November 14, 2024, following the conclusion of our review of strategic alternatives, our board of directors (“Board”) approved the dissolution and liquidation (“Dissolution”) of TFF Pharmaceuticals, Inc. (“Company”) pursuant to a plan of complete liquidation and dissolution (“Plan of Dissolution”), which plan is subject to stockholder approval. We intend to call a special meeting of the stockholders to seek approval of the Plan of Dissolution and intend to file a preliminary proxy statement relating to the special meeting with the Securities and Exchange Commission (“SEC”).

The Company cautions that trading in the Company’s securities is highly speculative and poses substantial risks. Trading prices for the Company’s securities may bear little or no relationship to the actual value realized, if any, by holders of the Company’s securities. Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our plans and expectations regarding our planned Dissolution;

●	our anticipated uses of cash, cash runway and future cash position, including the availability, timing and amount of liquidating distributions, the amounts that will need to be set aside by us and the adequacy of such reserves to satisfy our obligations;

●	the amount of proceeds that might be realized from the sale or other disposition of any of our remaining assets;

●	the timing and stockholder approval of our planned Dissolution;

●	the incurrence by the Company of expenses relating to the Dissolution;

●	the limitations on trading of our common stock prior to the Dissolution;

●	our ability to retain employees, consultants, advisors and other resources to carry out the Dissolution; and

●	our estimates regarding our results of operations, financial condition, liquidity and capital requirements.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Item 1.A. “Risk Factors” included in this Quarterly Report on Form 10-Q that could cause actual results or events to differ materially from the forward-looking statements that we make. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TFF PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,606,502	$5,478,113
Research and development tax incentive receivable	309,825	433,852
Prepaid assets and other current assets	592,142	1,678,353
Total current assets	3,508,469	7,590,318
Operating lease right-of-use asset, net	57,990	119,529
Property and equipment, net	1,639,526	1,999,781
Investment in Vaxanix	1,776,746	-
Note receivable - Augmenta	-	2,310,000
Other assets	95,322	7,688
Total assets	$7,078,053	$12,027,316

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,644,361	$958,442
Accrued liabilities	1,993,355	1,285,586
Deferred research grant revenue	250,698	101,000
Current portion of operating lease liability	52,403	83,512
Total current liabilities	3,940,817	2,428,540
Operating lease liability, net of current portion	-	31,742
Total liabilities	3,940,817	2,460,282

Commitments and contingencies (see Note 5)

Stockholders’ equity:
Common stock; $0.001 par value, 180,000,000 shares authorized; 3,538,248 and 2,370,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3,538	2,370
Additional paid-in capital	135,391,296	128,044,509
Accumulated other comprehensive loss	(166,647)	(148,192)
Accumulated deficit	(132,090,951)	(118,331,653)
Total stockholders’ equity	3,137,236	9,567,034
Total liabilities and stockholders’ equity	$7,078,053	$12,027,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues:
Feasibility	$106,047	$189,449	$503,246	$574,229
Grant	87,340	45,314	543,636	45,314
Total revenues	193,387	234,763	1,046,882	619,543
Operating expenses:
Research and development	1,694,619	2,386,707	7,838,797	9,087,264
General and administrative	2,080,796	2,268,656	6,543,573	8,058,235
Total operating expenses	3,775,415	4,655,363	14,382,370	17,145,499

Loss from operations	(3,582,028)	(4,420,600)	(13,335,488)	(16,525,956)

Other income (expense):
Interest income, net	37,095	88,810	136,663	160,009
Change in fair value of note receivable	-	(77,454)	(560,473)	(114,870)
Total other income (expense), net	37,095	11,356	(423,810)	45,139

Net loss	$(3,544,933)	$(4,409,244)	$(13,759,298)	$(16,480,817)

Net loss per share, basic and diluted	$(0.81)	$(2.32)	$(3.95)	$(10.30)
Weighted average common shares outstanding, basic and diluted	4,372,458	1,897,668	3,479,148	1,599,353

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss	$(3,544,933)	$(4,409,244)	$(13,759,298)	$(16,480,817)
Other comprehensive loss:
Foreign currency translation adjustments	18,116	(38,182)	(18,455)	(64,417)
Comprehensive loss	$(3,526,817)	$(4,447,426)	$(13,777,753)	$(16,545,234)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2024	2,370,000	$2,370	$128,044,509	$(148,192)	$(118,331,653)	$9,567,034

Sales of common stock through the at-the-market offering	1,720	2	12,582	-	-	12,584

Sale of common stock and warrants through direct offering, net of offering costs	147,500	147	903,408	-	-	903,555

Stock-based compensation	-	-	626,990	-	-	626,990

Costs related to ATM	-	-	(15,000)	-	-	(15,000)

Foreign currency translation adjustment	-	-	-	(55,595)	-	(55,595)

Net loss	-	-	-	-	(5,735,144)	(5,735,144)

Balance, March 31, 2024	2,519,220	2,519	129,572,489	(203,787)	(124,066,797)	5,304,424

Sales of common stock through the at-the-market offering	147,476	148	293,354	-	-	293,502

Sale of common stock and warrants through public offering, net of offering costs	578,914	579	4,198,385	-	-	4,198,964

Stock-based compensation	-	-	608,352	-	-	608,352

Costs related to ATM	-	-	(67,729)	-	-	(67,729)

Foreign currency translation adjustment	-	-	-	19,024	-	19,024

Net loss	-	-	-	-	(4,479,221)	(4,479,221)
Balance, June 30, 2024	3,245,610	3,246	134,604,851	(184,763)	(128,546,018)	5,877,316

Sales of common stock through the at-the-market offering	102,333	102	220,679	-	-	220,781

Issuance of common stock for warrant exercises	190,305	190	(171)	-	-	19

Stock-based compensation	-	-	567,672	-	-	567,672

Costs related to ATM	-	-	(1,735)	-	-	(1,735)

Foreign currency translation adjustment	-	-	-	18,116	-	18,116

Net loss	-	-	-	-	(3,544,933)	(3,544,933)

Balance, September 30, 2024	3,538,248	$3,538	$135,391,296	$(166,647)	$(132,090,951)	$3,137,236

Balance, January 1, 2023	1,447,722	$1,448	$120,105,728	$(139,295)	$(97,088,422)	$22,879,459

Stock-based compensation	-	-	751,821	-	-	751,821

Costs related to ATM	-	-	(17,920)	-	-	(17,920)

Foreign currency translation adjustment	-	-	-	(18,669)	-	(18,669)

Net loss	-	-	-	-	(7,051,367)	(7,051,367)

Balance, March 31, 2023	1,447,722	1,448	120,839,629	(157,964)	(104,139,789)	16,543,324

Stock-based compensation	-	-	825,719	-	-	825,719

Costs related to ATM	-	-	(59,229)	-	-	(59,229)

Foreign currency translation adjustment	-	-	-	(7,566)	-	(7,566)

Net loss	-	-	-	-	(5,020,206)	(5,020,206)
Balance, June 30, 2023	1,447,722	1,448	121,606,119	(165,530)	(109,159,995)	12,282,042

Sale of common stock in public offering, net of offering costs	915,216	915	5,063,807	-	-	5,064,722
Sale of common stock through the at-the-market offering	2,404	2	25,270	-	-	25,272

Stock-based compensation	-	-	766,319	-	-	766,319

Foreign currency translation adjustment	-	-	-	(38,182)	-	(38,182)

Net loss	-	-	-	-	(4,409,244)	(4,409,244)

Balance, September 30, 2023	2,365,342	$2,365	$127,461,515	$(203,712)	$(113,569,239)	$13,690,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,759,298)	$(16,480,817)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,803,014	2,343,859
Interest accrued on note receivable	(27,219)	(82,895)
Change in fair value of note receivable	560,473	114,870
Write-off of construction-in-process	-	747,348
Depreciation and amortization	421,794	371,814
Changes in operating assets and liabilities:
Research and development tax incentive receivable	125,899	(211,785)
Prepaid assets and other current assets	1,100,238	1,416,302
Accounts payable	608,039	66,910
Accrued liabilities	702,898	(4,430)
Deferred revenue	149,698	(50,000)
Operating lease obligation	(62,851)	(55,764)

Net cash used in operating activities	(8,377,315)	(11,824,588)

Cash flows from investing activities:
Purchases of property and equipment	-	(48,359)
Net cash used in investing activities	-	(48,359)

Cash flows from financing activities:
Sale of common stock in public offering, net of offering costs	-	5,064,722
Sales of common stock through ATM	526,867	25,272
Payment of offering costs in connection with ATM	(84,464)	(77,149)
Payment of deferred offering costs	(20,000)	-
Proceeds from issuance of common stock for pre-funded warrant exercises	19	-
Sales of common stock and warrants through offerings, net of offering costs	5,102,519	-
Net cash provided by (used in) financing activities	5,524,941	5,012,845

Effect of exchange rate changes on cash and cash equivalents	(19,237)	(26,458)

Net change in cash and cash equivalents	(2,871,611)	(6,886,560)

Cash and cash equivalents at beginning of period	5,478,113	16,612,315

Cash and cash equivalents at end of period	$2,606,502	$9,725,755

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$23,914	$-
Supplemental disclosure of non-cash investing and financing activities:
Conversion of note receivable into common stock of Augmenta	$1,776,746	$-
Exchange of Augmenta common stock for common stock of Vaxanix	$1,776,746	$-
Deferred offering costs included in accounts payable	$75,322	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2024 and 2023

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

TFF Pharmaceuticals, Inc. (the “Company”) was incorporated in the State of Delaware on January 24, 2018. Until recently, the Company was engaged in the development of inhaled dry powder drugs to enhance the treatment of pulmonary diseases and conditions. In December 2019, the Company established a wholly owned Australian subsidiary, TFF Pharmaceuticals Australia Pty Ltd (“TFF Australia”), in order to conduct clinical research. TFF Pharmaceuticals, Inc., along with TFF Australia, are collectively referred to as the “Company.”

On November 14, 2024, after completing a review of the strategic options available to the Company, the Company’s board of directors approved the dissolution and liquidation of the Company (the “Dissolution”), pursuant to a plan of complete liquidation and dissolution (“Plan of Dissolution”), subject to the approval of the Company’s stockholders, and implemented a reduction-in-force of substantially all of its employees, including officers, effective as of November 14, 2024. The Company intends to hold a special meeting of stockholders (“Special Meeting”) to seek stockholder approval of the Plan of Dissolution.

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

For the nine months ended September 30, 2024 and 2023, the Company reported a net loss of $13.8 million and $16.5 million, respectively, and negative cash from operations of $8.4 million and $11.8 million, respectively. As of September 30, 2024, the Company had cash and cash equivalents of approximately $2.6 million, a working capital deficit of approximately $0.4 million and an accumulated deficit of $132.1 million. The Company has not generated revenues from commercial operations since inception and expects to continue incurring losses for the foreseeable future as it completes the planned Dissolution.

Based on the Company’s current working capital and anticipated operating expenses, management believes that there is substantial doubt about its ability to continue as a going concern for a period of 12 months following the date that these unaudited condensed consolidated financial statements are issued.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2024 and the results of operations, changes in stockholders’ equity and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2024 and 2023

Reclassification

Certain prior period amounts have been reclassified to conform to the current period classification. Grant revenues have been reflected separately from feasibility revenues in the condensed consolidated statements of operations with no changes in the previously reported net losses.

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

For The Three and Nine Months Ended September 30, 2024 and 2023

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

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2024 and 2023

As the Company has determined that it has reasonable assurance that it will receive the cash refund for eligible research and development expenditures, the Company records the Australian Tax Incentive as a reduction to research and development expenses as the Australian Tax Incentive is not dependent on the Company generating future taxable income, the Company’s ongoing tax status, or tax position. At each period end, management estimates the refundable tax offset available to the Company based on available information at the time. This percentage of eligible research and development expenses reimbursable under the Australian Tax Incentive is 43.5% for the three and nine months ended September 30, 2024 and 2023. In addition, the Company is also eligible to receive amounts from the United States Internal Revenue Service (“IRS”) related to research and development tax credits for expenditures.

The research and development incentive receivable represents amounts due in connection with the Australian Tax Incentive and from the IRS. The Company has recorded a research and development tax incentive receivable of $309,825 and $433,852 as of September 30, 2024 and December 31, 2023, respectively, in the condensed consolidated balance sheets. The Company recorded a reduction to research and development expenses of $121,709 and $347,972 during the three and nine months ended September 30, 2024, and $88,947 and $211,785 during the three and nine months ended September 30, 2023, respectively.

Basic and Diluted Earnings per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive share equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. Since the Company has had net losses for all periods presented, all potentially dilutive securities are anti-dilutive. Basic weighted average shares outstanding for the three and nine months ended September 30, 2024 include 896,000 shares underlying warrants to purchase common shares. As the shares underlying these warrants can be issued for little consideration (exercise price of $0.0001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

For the nine months ended September 30, 2024 and 2023, the Company had the following potential common stock equivalents outstanding which were not included in the calculation of diluted net loss per common share because inclusion thereof would be anti-dilutive:

	For The Nine Months Ended September 30,
	2024	2023
Stock Options	298,919	213,113
Warrants	2,187,825	248,216
	2,486,744	461,329

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

For The Three and Nine Months Ended September 30, 2024 and 2023

As a result, if other assumptions had been used, stock-based compensation cost, as determined in accordance with authoritative guidance, could have been materially impacted. Furthermore, if the Company uses different assumptions on future grants, stock-based compensation cost could be materially affected in future periods.

The grant-date fair value of restricted stock units (“RSUs”) equals the mean of the high and low sales prices of the Company’s common stock on the grant date.

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

NOTE 4 - SUPPLEMENTAL FINANCIAL INFORMATION

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Accrued compensation	$615,452	$568,689
Accrued research and development expenses	1,377,903	-
Insurance premium financing	-	716,897
	$1,993,355	$1,285,586

In October 2023, the Company entered into a short-term note payable of $914,063 for the financing of insurance premiums. The note bore interest at 9.95% and monthly principal and interest payments of $105,819 were paid over a 9-month period. The Company recorded interest expense of $851 and $24,063 related to the short-term note payable during the three and nine months ended September 30, 2024.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2024 and 2023

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

Supplemental balance sheet information related to leases was as follows:

	September 30, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$57,990	$119,529

Operating lease liability - current portion	$52,403	$83,512
Operating lease liability - long-term portion	-	31,742
Total operating lease liabilities	$52,403	$115,254

Supplemental lease expense related to leases was as follows:

	Statement of Operations	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Lease	Classification	2024	2023	2024	2023
Operating lease cost	Research and development	$22,275	$22,275	$66,825	$66,825
Short-term lease cost	Research and development	7,184	-	24,304	-
Short-term lease cost	General and administrative	12,600	21,570	37,500	64,910

Total lease expense		$42,059	$43,845	$128,629	$131,735

Other information related to operating leases:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term	0.7 years	1.4 years
Weighted-average discount rate	8%	8%

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2024 and 2023

Supplemental cash flow information related to operating leases was as follows:

	For The Nine Months Ended September 30,
	2024	2023
Cash paid for operating lease liabilities	$68,138	$65,775

Future minimum lease payments under non-cancellable leases are as follows:

Fiscal Year Ending December 31,
2024 (Remaining)	$15,375
2025	38,438
Total minimum lease payments	53,813
Less: Imputed interest	(1,410)
Total	$52,403

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

For The Three and Nine Months Ended September 30, 2024 and 2023

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

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis:

Fair Value of Level 3 Augmenta Note
Beginning balance, January 1, 2023	$1,812,975
Accrued interest receivable	111,782
Change in fair value	385,243
Ending balance, December 31, 2023	2,310,000
Accrued interest receivable	27,219
Change in fair value	(560,473)
Conversion of note receivable	(1,776,746)
Ending balance, September 30, 2024	$-

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

NOTE 8 - INVESTMENT IN EQUITY SECURITY

On the Conversion Date, as a result of the Vaxanix Merger, the Company’s investment in Augmenta was exchanged for common shares of Vaxanix, a private commercial-stage oncology company. Vaxanix has an approved device for late-stage cancer treatment and a deep pipeline of cell and immunotherapy agents in development from preclinical to Phase 3. The Company’s common shares in Vaxanix constitutes a 0.16% ownership in Vaxanix as of the Conversion Date and September 30, 2024. The Company has no obligation to provide any funding to Vaxanix and its maximum exposure to loss is its investment value.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2024 and 2023

The investment in Vaxanix has been accounted for as an investment in a non-marketable equity security in accordance with ASC 321 on the condensed consolidated balance sheet. For equity interests without a readily determinable fair value, an entity may elect to measure these investments at cost minus any impairment. The Company has elected to carry this investment at the value of the Augmenta Shares obtained immediately prior to the Vaxanix Merger. The value of the investment is $1,776,746 as of September 30, 2024.

The Company will consider qualitative impairment factors in determining if there are any signs of impairment. If the Company determines there are indicators of impairment, the Company will perform a fair value measurement. Due to the proximity between the Vaxanix Merger and September 30, 2024, the qualitative factors considered for the period ended September 30, 2024, included Vaxanix’s progress and likelihood of obtaining equity financing at a price per share lower than the current value of the Company’s investment. As of September 30, 2024, there are no indicators of impairment.

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

On May 17, 2024, the Company entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC, as agent, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $2,055,000 in an ATM offering, to or through the agent. During the nine months ended September 30, 2024, the Company sold 249,809 shares of its common stock at average price of $2.14 per share resulting in net proceeds of approximately $514,000.

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

May 2024 Public Offering

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

For The Three and Nine Months Ended September 30, 2024 and 2023

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

Pre-Funded Warrant Exercise

During the nine months ended September 30, 2024, 190,305 shares of common stock were issued in connection with the exercise of pre-funded warrants for an insignificant amount of proceeds.

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

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$226,421	$251,397	$679,678	$756,511
General and administrative	341,251	514,922	1,123,336	1,587,348
	$567,672	$766,319	$1,803,014	$2,343,859

As of September 30, 2024, there was approximately $2.1 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 1.5 years.

The Company records compensation expense for awards with graded vesting using the straight-line method. The Company recognizes compensation expense over the requisite service period applicable to each individual award, which generally equals the vesting term.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2024 and 2023

Stock Option Information

The following table summarizes stock option activity during the nine months ended September 30, 2024:

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2024	233,340	$74.63	7.66	$-
Granted	72,834	1.82	-	-
Cancelled	(6,898)	9.46	-	-
Outstanding at September 30, 2024	298,919	$58.25	7.56	$11,654
Exercisable at September 30, 2024	144,188	$98.34	7.56	$-

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

The fair value of stock options issued was estimated using the following assumptions:

For The Nine Months September 30, 2024
Weighted average exercise price	$1.82
Weighted average grant date fair value	$1.49
Assumptions
Expected volatility	101%
Expected term (in years)	5.3 – 6.3
Risk-free interest rate	4.23%
Expected dividend yield	0.00%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the historical volatility for industry peers and the historical volatility of the Company’s common stock and used an average of those volatilities. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity for employee awards and the contractual term for nonemployee awards. The dividend yield considers that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future. The Company uses the mean of the high and low sales prices of the Company’s common stock on the date of grant as the fair value of the common stock.

Restricted Stock Units

In April 2024, the Company granted 123,356 restricted stock units (“RSUs”) under its 2018 and 2021 Plans. Each RSU entitles its holder to one share of common stock upon settlement of the RSU. The settlement of each RSU is subject to the Company’s receipt of additional capital greater than a specified threshold. In addition, 88,856 RSUs granted under the 2021 Plan were subject to stockholder approval of an increase in the shares of common stock reserved for issuance under the 2021 Plan, which took place on June 4, 2024. As the vesting of all of the RSUs is contingent on the Company’s receipt of additional capital, the Company will not recognize any compensation expense until it is determined the receipt of additional capital is probable of being achieved. The fair value of each RSU is determined based on the mean of the high and low sales prices on the date of grant and when all required approvals have been obtained.

TFF PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2024 and 2023

The following table summarizes RSU activity during the nine months ended September 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2024	-	$-
Granted	217,441	2.15
Vested	-	-
Forfeited	(3,556)	2.08
Unvested balance at September 30, 2024	213,885	$2.16

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

A following table summarizes warrant activity during the nine months ended September 30, 2024:

	Number of Shares	Range of Exercise Prices	Weighted- Average Exercise Prices (excluding pre-funded warrants)	Weighted- Average Remaining Life (excluding pre-funded warrants)
Outstanding at January 1, 2024	248,216	$7.81 - 397.50	$42.38	4.4
Issued	3,025,914	0.0001 - 10.00	2.08	-
Expired	-	-	-	-
Exercised	(190,305)	0.0001	-	-
Outstanding at September 30, 2024	3,083,825	$0.0001 - $397.50	$5.09	4.4

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

For The Three and Nine Months Ended September 30, 2024 and 2023

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

During the three and nine months ended September 30, 2024, the Company recognized approximately $87,000 and $544,000, respectively, of revenue related to the SBIR grant. During the three and nine months ended September 30, 2023, the Company recognized approximately $45,000 and $45,000, respectively, of revenue related to the SBIR grant There was approximately $31,000 and $0 due to the Company related to the SBIR grant as of September 30, 2024 and December 31, 2023.

NOTE 13 - SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2024 through the filing date of this Quarterly Report. Based on its evaluation, there are no events that need to be disclosed, except as described below.

On November 14, 2024, the Company’s board of directors approved the Plan of Dissolution that would, subject to stockholder approval, include the liquidation of our remaining assets, if any, satisfaction of our remaining obligations, including any related transaction expenses to the extent of cash or other assets available therefor, and making distributions to stockholders of available liquidation proceeds, if any, following an orderly wind down of the Company’s operations. In connection with the approval of the Plan of Dissolution, all the members of the board of directors and the then-Chief Executive Officer and Chief Financial Officer of the Company resigned and the board of directors approved a reduction in force of substantially all of the Company’s employees effective on November 14, 2024. Affected employees were offered separation benefits, including severance payments along with temporary healthcare coverage assistance, resulting in a one-time charge of approximately $1.8 million. The Company has elected and appointed Craig Jalbert, who is experienced in the dissolution and liquidation of companies, as the sole director and officer of the Company. The Company also intends to call a Special Meeting to seek approval of the Plan of Dissolution and file preliminary proxy materials relating to the Special Meeting with the SEC. The Company will apply the liquidation basis of accounting beginning on the date that liquidation is imminent.

As a result of our Board’s approval of the Dissolution, that certain Amended and Restated Patent License Agreement (“License Agreement”) dated April 20, 2022 between the Company and The University of Texas at Austin, on behalf of the Board of Regents of the University of Texas System, automatically terminated under the terms of the License Agreement.

On November 15, 2024, 896,000 shares of common stock were issued in connection with the exercise of pre-funded warrants for an insignificant amount of proceeds.

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

Overview

The purpose of the following discussion and analysis is to provide material information relevant to an assessment of our financial condition and results of operations from management’s perspective, including to describe and explain key trends, events and other factors that impacted our reported results and that are reasonably likely to impact our future performance.

As previously announced, on November 14, 2024, following the conclusion of our review of strategic alternatives, our board of directors (“Board”) approved the dissolution and liquidation of our Company (“Dissolution”), pursuant to a plan of complete liquidation and dissolution (“Plan of Dissolution”), which plan is subject to stockholder approval. On November 14, 2024, in connection with the planned wind down of the Company’s operations, the Board unanimously approved a reduction-in-force (the “Reduction in Force”) of substantially all of our employees to be effective on November 15, 2024. We expect to incur one-time charges associated with the workforce reduction of approximately $1.8 million, primarily related to severance payments, benefits and related termination costs, of which up to approximately $82,000 in severance will be paid prior to November 30, 2024 to non-executive employees. The estimates of charges, costs and expenses that the Company expects to incur in connection with the workforce reduction are subject to a number of assumptions and actual results may differ materially from estimates.

As a result of our Board’s approval of the Dissolution, that certain Amended and Restated Patent License Agreement (“License Agreement”) dated April 20, 2022 between the Company and The University of Texas at Austin, on behalf of the Board of Regents of the University of Texas System automatically terminated under the terms of the License Agreement. Pursuant to the License Agreement, we held an exclusive worldwide, royalty bearing license to the patent rights for our thin film freezing platform, which was the foundational intellectual property upon which our business model was based. Whether our stockholders approve the Dissolution, we have, for all practical purposes, lost the intellectual property rights necessary to continue our historical operations. Further, our remaining assets, including our Company-owned intellectual property rights and clinical data, have limited value to anyone other than the successor, if any, to the patent rights formerly represented by the License Agreement.

The Plan of Dissolution contemplates an orderly wind down of our business and operations in accordance with the provisions of Delaware law. If our stockholders approve the Plan of Dissolution, we intend to file a Certificate of Dissolution with the Delaware Secretary of State dissolving the Company, satisfy or resolve our remaining liabilities and obligations (to the extent of cash or other assets available therefor), including but not limited to contingent liabilities and claims and costs associated with the dissolution and liquidation, make reasonable provisions for unknown claims and liabilities (to the extent of available cash or other assets therefor) and attempt to convert all of our remaining assets into cash or cash equivalents, and make distributions to our stockholders of cash available for distribution, if any, subject to applicable legal requirements. The proxy materials that we will file with the SEC and mail to our stockholders will contain more important information regarding the proposed Plan of Dissolution.

We cannot predict with certainty the amount of distributions, if any, to our stockholders. While there is some possibility that we may realize greater than expected value in the future from our remaining assets, including our Company-owned intellectual property rights and clinical data, based on the information currently available to us and if our stockholders approve the Dissolution, we expect as of the date of this report that there will not be any amounts available for distribution to our stockholders in the Dissolution. Our expectation is based on the fact that our current cash assets plus the cash we reasonably expect to realize from the disposition of our non-cash assets is significantly less than our current liabilities plus the expected costs of carrying out the Plan of Dissolution.

Pursuant to Delaware law, the Company will continue to exist for three years after the Certificate of Dissolution is filed or for such longer period as the Delaware Court of Chancery shall direct. If our stockholders approve the Dissolution, we will be authorized to cease operations, sell or otherwise dispose of our non-cash assets and dissolve the Company and its subsidiaries without further approval of the stockholders, unless required to obtain such approval under Delaware law.

If our stockholders do not approve the Dissolution, the Board will explore other alternatives to Dissolution, if any, available to the Company, including seeking voluntary dissolution at a later time with diminished assets or seeking bankruptcy protection. However, we do not anticipate that any amounts available to our stockholders under those alternative scenarios would exceed any amounts available in connection with the Dissolution.

The following discussion and analysis of our business, financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and should also take into account our recent announcement regarding our planned Dissolution. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report includes forward-looking statements that involve risks and uncertainties, including risks associated with our planned Dissolution. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

General

Until recently, TFF Pharmaceuticals, Inc. (NASDAQ: TFFP) was a clinical stage biopharmaceutical company focused on developing and commercializing innovative drug products based on our patented Thin Film Freezing, or TFF, technology platform. Based on our internal and sponsored testing and studies, we believe that our TFF platform can significantly improve the solubility of poorly water-soluble drugs, which make up approximately 40% of marketed pharmaceuticals worldwide, thereby improving the bioavailability and pharmacokinetics of those drugs. We believe that in the case of some new drugs that cannot be developed due to poor water solubility, our TFF platform has the potential to increase the pharmacokinetic effect of the drug to a level allowing for its development and commercialization. When administered as an inhaled dry powder for treatment of lung disorders, we believe the TFF platform formulations can be used to increase efficacy and minimize systemic toxicities and drug-drug interactions.

As of the date of this report, we have two product candidates in clinical trials, TFF Tacrolimus Inhalation Powder, or TFF TAC, and TFF Voriconazole Inhalation Powder, or TFF VORI. To date, we have completed one Phase 1 study in healthy volunteers and one Phase 1b study in patients with asthma exploring the safety, tolerability and pharmacokinetics of TFF VORI. We have also completed a Phase 1 study in healthy volunteers exploring the safety, tolerability and pharmacokinetics of TFF TAC. We have initiated Phase 2 clinical trials of TFF TAC and TFF VORI and, in December 2023, we released positive initial data from both trials, along with clinical data from our ongoing TFF VORI Expanded Access Program. In March 2024, we announced our decision to prioritize clinical development of TFF TAC based on positive Phase 2 data. In March 2024, we announced that we are evaluating strategic options for TFF VORI to preserve capital resources. We concluded our Phase 2 clinical trials of TFF VORI in the first half of 2024. We provided interim updates to the TFF TAC Phase 2 trial in May and August 2024 and ended enrollment in the ongoing TFF TAC Phase 2 study in October 2024.

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

Results of Operations

We were formed in January 2018 and have not commenced revenue-producing operations. To date, our operations have consisted of the development and early-stage testing, Phase 1 human clinical trials of our initial product candidates and the Phase 2 clinical trials of our TFF TAC and TFF VORI. In March 2024, we announced our decision to prioritize clinical development of TFF TAC based on positive Phase 2 data. Also in March 2024, we announced that we are evaluating strategic options for TFF VORI to preserve capital resources. We have generated limited grant revenue and non-recurring revenue under feasibility and material transfer agreements.

We do not expect to receive any further feasibility or grant revenue from the date of this report as a result of our Dissolution. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with the Dissolution and the Reduction in Force. Our existing cash and cash equivalents as of September 30, 2024 will be used primarily for the payment and settlement of creditor and other claims against the Company, to fund the wind down of our operations, execute the Reduction in Force, and execute the Plan of Dissolution, as approved by our Board and subject to the approval of our stockholders.

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

The following table summarizes our results of operations with respect to the items set forth below for the three months ended September 30, 2024 and 2023 together with the percentage change for those items.

	For The Three Months Ended September 30,
	2024	2023	Increase (Decrease)	Change
Feasibility revenues	$106,047	$189,449	$(83,402)	(44)%
Grant revenues	87,340	45,314	42,026	93%
Total revenues	$193,387	$234,763	$(41,376)	(18)%
Research and development expense	$1,694,619	$2,386,707	$(692,088)	(29)%
General and administrative expense	2,080,796	2,268,656	(187,860)	(8)%
Total operating expense	$3,775,415	$4,655,363	$(879,948)	(19)%

We have entered into feasibility and material transfer agreements with third parties that provide us with funds in return for certain research and development activities. On June 23, 2023, we were awarded a Direct to Phase II Small Business Innovation Research, or SBIR, grant of approximately $2.8 million to continue development of a novel, pan-flu multivariant mucosal vaccine. During the three months ended September 30, 2024 and 2023, revenue from the feasibility and material transfer agreements decreased by approximately $83,000 and revenues from the SBIR grant increased by approximately $42,000. The decrease in feasibility revenues is due to less activity for open agreements and the increase in grant revenues is due to more services being provided. The costs associated with the feasibility and material transfer agreements and SBIR grant are expensed as incurred and are reflected as a component of research and development expense.

Research and development expense was as follows for the periods indicated:

	For The Three Months Ended September 30,
	2024	2023	Increase (Decrease)	Change
Payroll, stock-based compensation and related	$765,200	$824,754	$(59,554)	(7)%
Manufacturing and related	442,497	697,681	(255,184)	(37)%
Clinical and preclinical	264,626	574,010	(309,384)	(54)%
Other	222,296	290,262	(67,966)	(23)%
Total research and development expense	$1,694,619	$2,386,707	$(692,088)	(29)%

Research and development expense decreased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to decreases of $0.3 million in manufacturing and related expenses, $0.3 million in clinical and preclinical expense, approximately $68,000 in payroll and related expense and approximately $60,000 in other research and development expenses. Manufacturing expenses during the three months ended September 30, 2023 were higher because of the manufacturing of products for the Phase 2 trials of TFF TAC and TFF VORI. Clinical expenses decreased year over year due to wind down of the TFF VORI trial in 2024. We expect our current level of research and development expenses to decrease with the Reduction in Force, termination of TFF TAC clinical trial and the Company’s planned Dissolution.

General and administrative expense was as follows for the periods indicated:

	For The Three Months Ended September 30,
	2024	2023	Increase (Decrease)	Change
Payroll, stock-based compensation and related	$790,425	$1,032,286	$(241,861)	(23)%
Professional and legal fees	481,308	477,909	3,399	3%
Insurance and office expense	351,614	497,274	(145,660)	(29)%
Consulting	308,188	61,500	246,688	401%
Market research	125,632	91,755	33,877	37%
Other	23,629	107,932	(84,303)	(78)%
Total general and administrative expense	$2,080,796	$2,268,656	$(187,860)	(8)%

General and administrative expense decreased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to decreases of $0.2 million in payroll related expenses, $0.1 million in insurance and office expenses and approximately $84,000 in other general and administrative expenses, offset by increases of $0.2 million in consulting expenses and approximately $34,000 in market research expenses. The decrease in general and administrative expenses was due in part to strategic cost reduction efforts implemented by management. We expect our current level of general and administrative expenses to decrease with the Reduction in Force and the Company’s planned Dissolution.

The following table summarizes our other income (expense), net for the three months ended September 30, 2024 and 2023 together with the percentage change.

	For The Three Months Ended September 30,
	2024	2023	Favorable (Unfavorable)	Change
Interest income, net	$37,095	$88,810	$(51,715)	(58)%
Change in fair value of note receivable	$-	$(77,454)	$(77,454)	(100)%

Interest income, net decreased during fiscal 2024 due to a lower average balance of cash equivalents. There was no change in the fair value of the note receivable during fiscal 2024 as the note was converted into shares of Vaxanix in June 2024.

We incurred a net loss of $3.5 million and $4.4 million for the three months ended September 30, 2024 and 2023, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with the Dissolution and the Reduction in Force.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

The following table summarizes our results of operations with respect to the items set forth below for the nine months ended September 30, 2024 and 2023 together with the percentage change for those items.

	For The Nine Months Ended September 30,
	2024	2023	Increase (Decrease)	Change
Feasibility revenues	$503,246	$574,229	$(70,983)	(12)%
Grant revenues	543,636	45,314	498,322	1,100%
Total revenues	$1,046,882	$619,543	$427,339)	69%
Research and development expense	$7,838,797	$9,087,264	$(1,248,467)	(14)%
General and administrative expense	6,543,573	8,058,235	(1,514,662)	(19)%
Total operating expense	$14,382,370	$17,145,499	$(2,763,129)	(16)%

During the nine months ended September 30, 2024 and 2023, revenue from the feasibility and material transfer agreements decreased by approximately $71,000 and revenues from the SBIR grant increased by approximately $498,000. The decrease in feasibility revenues is due to less activity for open agreements and the increase in grant revenues is due to more services being provided. The costs associated with the feasibility and material transfer agreements and SBIR grant are expensed as incurred and are reflected as a component of research and development expense.

Research and development expense was as follows for the periods indicated:

	For The Nine Months Ended September 30,
	2024	2023	Increase (Decrease)	Change
Payroll, stock-based compensation and related	$2,818,946	$2,345,856	$473,090	20%
Clinical and preclinical	2,614,275	2,204,475	409,800	19%
Manufacturing and related	1,751,550	3,883,985	(2,132,435)	(55)%
Other	654,026	652,948	1,078	-%
Total research and development expense	$7,838,797	$9,087,264	$(1,248,467)	(14)%

Research and development expense decreased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to a $2.1 million reduction in manufacturing and related expenses, offset by increases of $0.4 million in clinical and preclinical expenses and $0.5 million in payroll and related expense. Manufacturing expenses during the nine months ended September 30, 2023 were higher because of the manufacturing of products for the Phase 2 trials of TFF TAC and TFF VORI. Clinical expenses were higher during the nine months ended September 30, 2024 due to the increase in the number of patients enrolled in the Phase 2 trials of TFF TAC. We expect our current level of research and development expenses to decrease with the Reduction in Force, termination of TFF TAC clinical trial and the Company’s planned Dissolution.

General and administrative expense was as follows for the periods indicated:

	For The Nine Months Ended September 30,
	2024	2023	Increase (Decrease)	Change
Payroll, stock-based compensation and related	$2,513,756	$3,579,064	$(1,065,308)	(30)%
Professional and legal fees	1,649,671	1,530,052	119,619	8%
Insurance and office expense	1,133,316	1,591,556	(458,240)	(29)%
Consulting	650,538	446,800	203,738	46%
Market research	345,488	517,608	(172,120)	(33)%
Other	250,804	393,155	(142,351)	(36)%
Total general and administrative expense	$6,543,573	$8,058,235	$(1,514,662)	(19)%

General and administrative expense decreased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to decreases of $1.1 million in payroll related expenses, $0.5 million in insurance and office expenses, $0.2 million in market research expenses and $0.1 million in other general and administrative expenses, offset by increases of $0.1 million in professional and legal fees and $0.2 million in consulting expenses. The decrease in general and administrative expenses was due in part to strategic cost reduction efforts implemented by management. We expect our current level of general and administrative expenses to decrease with the Reduction in Force and the Company’s planned Dissolution.

The following table summarizes our other income (expense), net for the nine months ended September 30, 2024 and 2023 together with the percentage change.

	For The Nine Months Ended September 30,
	2024	2023	Favorable (Unfavorable)	Change
Interest income, net	$136,663	$160,009	$(23,346)	(15)%
Change in fair value of note receivable	$(560,473)	$(114,870)	$(445,603)	(388)%

Interest income, net decreased during fiscal 2024 due to a lower average balance of cash equivalents. The fair value of the note receivable decreased during fiscal 2024 due to the estimated fair value of the shares received in Augmenta upon conversion, which were exchanged for shares in Vaxanix.

We incurred a net loss of $13.8 million and $16.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Financial Condition

As of September 30, 2024, we had total assets of approximately $7.1 million and a working capital deficit of approximately $0.4 million. As of September 30, 2024, our liquidity included approximately $2.6 million of cash and cash equivalents. Our non-cash assets, including our Company-owned intellectual property rights and clinical data, have limited value to anyone other than the successor, if any, to the patent rights formerly represented by the License Agreement

We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with the Dissolution and the Reduction in Force. Our existing cash and cash equivalents as of September 30, 2024 will be used primarily to fund the wind down of our operations, execute the Reduction in Force, and execute the Plan of Dissolution, as approved by our Board and subject to the approval of our stockholders. We intend to hold a Special Meeting to seek stockholder approval of the Plan of Dissolution. Our existing cash and cash equivalents will not be sufficient to meet our obligations as they become due within one year from the date the unaudited condensed consolidated financial statements are issued.

We cannot predict with certainty the amount of distributions, if any, to our stockholders. While there is some possibility that we may realize greater than expected value in the future from our remaining assets, including our Company-owned intellectual property rights and clinical data, based on the information currently available to us and if our stockholders approve the Dissolution, we expect as of the date of this report that there will not be any amounts available for distribution to our stockholders in the Dissolution. Our expectation is based on the fact that our current cash assets plus the cash we reasonably expect to realize from the disposition of our non-cash assets is significantly less than our current liabilities plus the expected costs of carrying out the Plan of Dissolution.

Critical Accounting Policies

Critical accounting policies are described in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. During the nine months ended September 30, 2024, there was a material change to our critical accounting policies previously disclosed regarding our accounting for an investment in a non-marketable security in accordance with Accounting Standards Codification (“ASC”) 321, Investments – Equity Securities.

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

We hold an investment Vaxanix Bio, Ltd (“Vaxanix”), which is a non-marketable equity security that does not have a readily determinable fair value, therefore we have elected to measure the investment at cost less any impairment, adjusted to fair value if there are observable price changes in orderly transactions for an identical or similar investment of the same issuer, which is a material change to our accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 28, 2024.

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

Due to the proximity between when the investment in Vaxanix was obtained and September 30, 2024, the qualitative factors considered for the period ended September 30, 2024, included Vaxanix’s progress and likelihood of obtaining equity financing at a price per share lower than the current value of our investment. As of September 30, 2024, there are no indicators of impairment.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to September 30, 2024, we implemented the Reduction in Force impacting Mr. Coleman as our Chief Financial Officer and Dr. Weisman was terminated as our Chief Executive Officer, each effective November 14, 2024. Also, effective November 14, 2024, our then-board of directors appointed Mr. Jalbert as our Chief Executive Officer and Chief Financial Officer, including for the purposes of providing certifications regarding our disclosure controls and procedures. The workforce reduction and appointment of Mr. Jalbert resulted in necessary changes to our system of internal controls as Mr. Jalbert is performing control activities that he was not performing prior to the Reduction in Force. We expect changes in our system of internal controls over financial reporting in future periods as we align our control structure with the current workforce.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before purchasing our common stock, you should read and consider carefully the following risk factors as well as all other information contained in this report, including our financial statements and the related notes. Each of these risk factors, either alone or taken together, could adversely affect the value of an investment in our common stock. There may be additional risks that we do not presently know of or that we currently believe are immaterial, which could also impair our financial position. If any of the events described below were to occur, our financial condition, our ability to access capital resources, our results of operations and/or our future growth prospects could be materially and adversely affected and the market price of our common stock could decline. As a result, you could lose some or all of any investment you may make in our common stock.

The announcement and implementation of the Reduction in Force of our employees and the Dissolution, whether or not such Dissolution is consummated, has adversely affected our business. The announcement and implementation of the Reduction in Force of our employees in connection with the wind-down of our operations and the Dissolution, whether or not such Dissolution is consummated, has adversely affected the trading price of our common stock, our business and our relationships with third parties, including our partners and clinical research organizations. As a result of our Board’s approval of the Dissolution, that certain Amended and Restated Patent License Agreement (“License Agreement”) dated April 20, 2022 between the Company and The University of Texas at Austin, on behalf of the Board of Regents of the University of Texas System automatically terminated under the terms of the License Agreement. Pursuant to the License Agreement, we held an exclusive worldwide, royalty bearing license to the patent rights for our thin film freezing platform, which was the foundational intellectual property upon which our business model was based. Whether our stockholders approve the Dissolution, we have, for all practical purposes, lost the intellectual property rights necessary to continue our historical operations. Further, our remaining assets, including our Company-owned intellectual property rights and clinical data, have limited value to anyone other than the successor, if any, to the patent rights formerly represented by the License Agreement.

We do not expect to be able to make distributions to our stockholders. Under Delaware law, before a dissolved corporation may make any distribution to its stockholders, it must pay or make reasonable provision to pay all of its claims and obligations, including all contingent, conditional or unmatured contractual claims known to the corporation. While there is some possibility that we may realize greater than expected value in the future from our remaining assets, including our Company-owned intellectual property rights and clinical data, based on the information currently available to us and if our stockholders approve the Dissolution, we expect as of the date of this report that there will not be any amounts available for distribution to our stockholders in the Dissolution. Our expectation is based on the fact that our current cash assets plus the cash we reasonably expect to realize from the disposition of our non-cash assets is significantly less than our current liabilities plus the expected costs of carrying out the Plan of Dissolution.

If our stockholders do not approve the Plan of Dissolution, our Board will seek other alternatives to dissolving the Company. We do not anticipate that any amounts available to our stockholders under those scenarios would exceed any amounts available in connection with the Dissolution. If our stockholders do not approve the Plan of Dissolution, our Board will explore alternatives to the Dissolution, if any, available to the Company, including seeking voluntary dissolution at a later time with diminished assets or seeking bankruptcy protection. Given that our primary remaining assets are limited to our Company-owned intellectual property and rights to data generated in clinical trials of for TFF TAC and TFF VORI, we do not anticipate that any amounts available to our stockholders under those scenarios would exceed any amounts available in connection with the Dissolution.

We may be subject to securities or other litigation, which is expensive and could divert our attention. We may be subject to securities class action or other litigation in connection with the Dissolution. Securities or other litigation against us could result in substantial costs and divert our management’s attention from completing the Dissolution, which could harm our business and increase our expenses.

We may no longer be required to file reports with the SEC during the pendency of or following the consummation of the Dissolution. We may file a notice terminating our reporting obligations under the Exchange Act during the pendency of or following the consummation of the Dissolution. Once effective, we may no longer be required to file any annual, quarterly or other current reports with the SEC. If we are no longer required to file reports with the SEC, stockholders will have very little public information available about us and our operations which will further affect the trading and liquidity of our common stock.

If we continue to be required to file reports with the SEC, we will incur costs and expenses relating to such reporting obligations. If we continue to have obligations to file annual, quarterly and other current reports with the SEC during the pendency of or following the consummation of the Dissolution, we will have to incur costs and expenses to make such filings and to comply with the Exchange Act and the rules and regulations promulgated thereunder.

If we fail to retain the services of appropriate personnel, the Plan of Dissolution may not succeed. The success of the Plan of Dissolution depends in large part upon our ability to retain the services of qualified personnel who will be charged with winding up our business following the Dissolution, subject to the Board’s continued oversight. The retention of qualified personnel may be particularly difficult under our current circumstances. There can be no assurance that we will be successful in retaining the services of such qualified personnel or that we will be able to retain the services of such qualified personnel for the amounts we are willing to pay for such services.

Item 5. Other Information

During the three-month period ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

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

TFF PHARMACEUTICALS, INC.

Date: November 20, 2024	By:	/s/ Craig Jalbert
Craig Jalbert,
Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2024	By:	/s/ Craig Jalbert
Craig Jalbert,
Chief Financial Officer
(Principal Financial Officer)